Form 10-Q
period 1998-06-30
HORIZON GROUP PROPERTIES INC
filed 1998-08-14
CIK 1060744

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X]  Quarterly Report Pursuant to Section 13 OR 15(d)
                      of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1998

                                      OR

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER:  0-24123


                         HORIZON GROUP PROPERTIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                  MARYLAND                                   8-3407933
        ---------------------------                        ---------------
       (State or other jurisdiction                       (I.R.S. employer
     of incorporation or organization)                   identification no.)


     77 WEST WACKER DRIVE, SUITE 3900, CHICAGO , IL             60601
     ----------------------------------------------             -----
        (Address of principal executive offices)              (Zip Code)


                                (312) 917-1500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
               ---------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     No   X
                                                      ---     ---

     NUMBER OF COMMON SHARES OUTSTANDING AT AUGUST 14, 1998      2,761,863
                                                                 ---------
                                                                 ---------

                          HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                                  June 30, 1998

Part I:   FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Statement of Operations of the Company
        for the period June 15, 1998 to June 30, 1998 and
        Combined Condensed Statements of Operations of the
        Predecessor Properties for the periods
        April 1, 1998 through June 14, 1998 and
         the Three Months Ended June 30, 1997 . . . . . . . . . . . . . . .

     Consolidated Condensed Statement of Operations of the Company
        for the period June 15, 1998 to June 30, 1998 and
        Combined Condensed Statements of Operations of the
        Predecessor Properties for the periods
        January 1, 1998 to June 14, 1998 and
        the Six Months Ended June 30, 1997  . . . . . . . . . . . . . . . .

     Consolidated Condensed Balance Sheet of the
        Company at June 30, 1998 and
        Combined Condensed Balance Sheet of the Predecessor
        Properties at December 31, 1997 . . . . . . . . . . . . . . . . . .

     Consolidated Condensed Statement of Cash Flows of the
        Company for the period June 15, 1998 to
        June 30, 1998 and the Combined Condensed Statements
        of Cash Flows of the Predecessor Properties
        for the periods  January 1, 1998 to June 14, 1998
        and for the Six Months Ended  June 30, 1997 . . . . . . . . . . . .

     Notes to Consolidated and Combined Condensed Financial Statements  . .

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . .
Item 2.  Changes in Securities    . . . . . . . . . . . . . . . . . . . . .
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . .
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . .
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .
Item 6.  Exhibits or Reports on Form 8-K  . . . . . . . . . . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Part 1: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)



                         HORIZON GROUP PROPERTIES, INC.
         CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Horizon Group           Predecessor Properties
                                        Properties, Inc. for the        for the period from      Predecessor Properties
                                      period from June 15, 1998 to       April 1, 1998 to         for the three months
                                            June 30, 1998                  June 14, 1998           ended June 30, 1997
                                      ----------------------------    -----------------------    ----------------------
                                                                (thousands, except per share data)
REVENUE
  Base rent                                 $     952                       $    4,170                  $   4,724
  Percentage rent                                   1                               13                         (3)
  Expense recoveries                              150                            1,335                      1,502
  Other                                            60                              222                        322
                                            ---------                       ----------                  ---------
      Total Revenue                             1,163                            5,740                      6,545
                                            ---------                       ----------                  ---------
                                            ---------                       ----------                  ---------

EXPENSES
  Property Operating                              199                            1,332                      1,301
  Real Estate taxes                               138                              622                        782
  Land leases and other                            22                              476                        124
  Depreciation and amortization                   244                            2,185                      2,064
  General and administrative                      226                              613                        629
  Interest                                        370                            2,654                      2,512
                                            ---------                       ----------                  ---------
      Total expenses                            1,199                            7,882                      7,412
                                            ---------                       ----------                  ---------
                                            ---------                       ----------                  ---------

Income (loss) before minority interest
 and extraordinary charge                         (36)                          (2,142)                      (867)

Minority interest                                   6                                -                          -
                                            ---------                       ----------                  ---------

Net income (loss) before extraordinary charge     (30)                          (2,142)                      (867)

   Extraordinary charge on debt prepayment          -                                -                       (763)
                                            ---------                       ----------                  ---------

Net income (loss)                           $     (30)                      $   (2,142)                 $  (1,630)
                                            ---------                       ----------                  ---------
                                            ---------                       ----------                  ---------

PER COMMON SHARE - BASIC AND DILUTED:
   Net income (loss)                        $   (0.01)
                                            ---------
                                            ---------

Weighted average common shares outstanding
- basic                                     2,761,863
                                            ---------
                                            ---------


               See accompanying notes to consolidated and combined
                        condensed financial statements.

                          HORIZON GROUP PROPERTIES, INC.
            CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                                              Horizon Group           Predecessor Properties
                                        Properties, Inc. for the        for the period from      Predecessor Properties
                                      period from June 15, 1998 to       January 1, 1998 to         for the six months
                                              June 30, 1998                  June 14, 1998           ended June 30, 1997
                                      ----------------------------    -----------------------    ----------------------
                                                                (thousands, except per share data)
REVENUE

  Base rent                                 $     952                       $    9,167                  $   9,530
  Percentage rent                                   1                               44                         39
  Expense recoveries                              150                            2,631                      3,226
  Other                                            60                              534                        680
                                            ---------                       ----------                  ---------
      Total Revenue                             1,163                           12,376                     13,475
                                            ---------                       ----------                  ---------
                                            ---------                       ----------                  ---------

EXPENSES
  Property Operating                              199                            2,634                      2,845
  Real Estate taxes                               138                            1,379                      1,539
  Land leases and other                            22                              785                        376
  Depreciation and amortization                   244                            4,640                      4,104
  General and administrative                      226                            1,101                      1,239
  Interest                                        370                            5,684                      4,902
                                            ---------                       ----------                  ---------
      Total expenses                            1,199                           16,223                     15,005
                                            ---------                       ----------                  ---------
                                            ---------                       ----------                  ---------

Income (loss) before minority interest
 and extraordinary charge                         (36)                          (3,847)                    (1,530)
Minority interest                                   6                                -                          -
                                            ---------                       ----------                  ---------

Net income (loss) before extraordinary charge     (30)                          (3,847)                    (1,530)
  Extraordinary charge on debt prepayment           -                                -                       (763)
                                            ---------                       ----------                  ---------
Net income (loss)                           $     (30)                          (3,847)                 $  (2,293)
                                            ---------                       ----------                  ---------
                                            ---------                       ----------                  ---------

PER COMMON SHARE - BASIC AND DILUTED:
      Net income (loss)                     $   (0.01)
                                            ---------
                                            ---------

Weighted average common shares outstanding
- basic                                     2,761,863
                                            ---------
                                            ---------


                    See accompanying notes to consolidated and combined
                             condensed financial statements.

                      HORIZON GROUP PROPERTIES, INC.
                  CONSOLIDATED AND COMBINED BALANCE SHEET
                                 (UNAUDITED)


                                              Horizon Group           Predecessor Properties
                                           Properties, Inc. at                at
                                              June 30, 1998             December 31, 1997
                                           -------------------        ----------------------
                                                                (thousands)
ASSETS
REAL ESTATE - AT COST:
Land                                           $    12,197                $    16,421
Buildings and improvements                         128,766                    200,058
Less accumulated depreciation                         (244)                   (17,951)
                                               -------------                ------------
         Total net real estate                     140,719                    198,528

Cash  and cash equivalents                           3,008                      3,729
Restricted Cash                                      3,602                        -
Tenant accounts receivable                             498                        368
Due from joint venture                               9,695                     11,639
Assets held for sale                                 1,500                      1,933
Deferred costs                                         917                      4,696
Other assets                                         4,826                        954
                                               -------------                ------------
         Total assets                           $  164,765                 $  221,847
                                               -------------                ------------
                                               -------------                ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:


Mortgages and other debt                        $  115,514                 $  139,636
Accounts payable and accrued expenses                4,677                      4,790
Prepaid rents and other tenant liabilities             726                        959
Other liabilities                                    3,319                      1,272
                                               -------------                ------------
         Total liabilities                         124,236                    146,657


NET ASSETS OF PREDECESSOR PROPERTIES                                      $    75,190
                                                                            ------------
MINORITY INTEREST                                    7,504                  ------------


SHAREHOLDERS' EQUITY:
Common Shares                                           28
Additional paid-in capital                          33,027
Accumulated deficit                                    (30)
                                               -------------
         Total shareholders' equity                 33,025
                                               -------------
         Total liabilities and
          shareholders' equity                  $  164,765
                                               -------------
                                               -------------

See accompanying notes to consolidated and combined condensed financial statements.



                               HORIZON GROUP PROPERTIES, INC.
                Consolidated and Combined Condensed Statements of Cash Flows
                                        (UNAUDITED)


                                                         Horizon Group                Predecessor             Predecessor
                                                        Properties, Inc.              Properties               Properties
                                                         for the period              for the period           for the six
                                                      from June 15, 1998          from January 1, 1998        months ended
                                                       to June 30, 1998             to June 14, 1998          June 30, 1997
                                                      -------------------      -----------------------     -----------------
                                                                                       (thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss) before minority interest
  and extraordinary items                                  $      (36)               $  (3,847)                $  (1,530)
Adjustments to reconcile net income (loss)
  before extraordinary charge to net cash
  provided by operating activities:
    Depreciation and amortization                                 269                    5,031                     4,350
    Provision for asset impairment                                  -                        -                         3
Changes in assets and liabilities:
    Restricted Cash                                               (65)                       -                         -
    Tenant accounts receivable                                   (437)                    (409)                      217
    Due from joint venture                                        (88)                   2,032                     3,216
    Deferred Costs and other assets                            (1,251)                     409                       575
    Accounts payable and accrued expenses                       1,494                     (704)                      799
    Other liabilities                                              (3)                     (47)                     (779)
    Prepaid rents and other tenant expenses                        49                     (366)                     (467)
                                                           --------------              -----------              ----------
        NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                     (68)                   2,099                     6,384
                                                           --------------              -----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for real estate
        and improvements                                          (92)                  (2,305)                   (1,094)
                                                           --------------              -----------              ----------
        NET CASH USED IN INVESTING ACTIVITIES                     (92)                  (2,305)                   (1,094)
                                                           --------------              -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net contributions/distributions                              -                   (4,044)                  (16,962)
       Proceeds from net increase in debt                           -                    4,459                    11,438
       Debt issue costs                                             -                     (140)                       80
                                                           --------------              -----------              ----------
       NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                        -                      275                    (5,444)
                                                           --------------              -----------              ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               (160)                      69                      (154)

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                      3,168                    3,729                     4,511
                                                           --------------              -----------              ----------
       END OF PERIOD                                         $  3,008                $   3,798                 $   4,357
                                                           --------------              -----------              ----------
                                                           --------------              -----------              ----------


          See accompanying notes to consolidated and combined condensed financial statements.


NOTE 1 - FORMATION OF THE COMPANY

Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states comprising an aggregate of approximately 3,092,000 square feet of gross leasable area ("GLA"). Twelve of the factory outlet centers and the power center were contributed to the Company by Horizon immediately prior to the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

Also in connection with the Merger and pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 1, 1998 by and among Prime, Horizon, HGP and other parties thereto (the "Merger Agreement"), the common shares of the Company were distributed to the holders of Prime common stock, Prime Series B Preferred stock, Prime Series C Preferred stock and Horizon common stock in accordance with the applicable exchange ratio for each such security.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner and, as of June 30, 1998, owns approximately 80% of the partnership interests (the "Common Units"). In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of HGP common stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

The Company owns Horizon's former administrative offices located in Norton Shores, Michigan and the following centers which were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

           Bellport Outlet Center in Patchogue, New York (held in joint ventures)
           Dry Ridge Outlet Center in Dry Ridge, Kentucky
           Horizon Outlet Center--Holland in Holland, Michigan
           Horizon Outlet Center--Laughlin in Laughlin, Nevada
           Horizon Outlet Center--Monroe in Monroe, Michigan
           Horizon Outlet Center--Somerset in Somerset, Pennsylvania Horizon Outlet Center--Traverse City in Traverse City, Michigan Horizon Outlet Center--Tulare in Tulare, California
           Lakeshore Marketplace in Norton Shores, Michigan
           Medford Outlet Center in Medford, Minnesota
           New Mexico Outlet Center in Algodones, New Mexico (vacant) Sealy Outlet Center in Sealy, Texas
           Warrenton Outlet Center in Warrenton, Missouri

Immediately after the Merger, the Company acquired the two properties listed below. Each property was purchased from an affiliate of Prime.


 DATE ACQUIRED  PROPERTY                   LOCATION       TOTAL SQ. FEET    APPROXIMATE
                                                                           PURCHASE PRICE
 June 15, 1998  Nebraska Crossing      Gretna, Nebraska      192,000         $ 8,000,000
                Factory Shops
 June 15, 1998  Indiana Factory        Daleville, Indiana    234,000         $18,015,000
                Shops
                                                             ---------------------------
 Total                                                       426,000         $26,015,000

HGP currently intends to elect to be treated as a REIT for Federal income tax purposes and to operate in the manner required to qualify for and maintain REIT status.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated and combined financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the consolidated and combined financial statements contain all normal, recurring adjustments necessary for a fair statement of financial results for the interim period presented. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

STATEMENTS OF PREDECESSOR PROPERTIES

The financial statements for the dates and periods prior to the Merger reflect the results of operations, financial position, and cash flows of the Predecessor Properties prior to the Merger as if the Company had been a separate entity and owned such assets for all periods presented. The historical results of operations and financial condition of the Predecessor Properties are based on the manner in which Horizon historically managed such net assets. Accordingly, the combined condensed financial statements of the Predecessor Properties have been prepared using Horizon's historical basis of the assets and liabilities and historical results of operations related to the Predecessor Properties. In this regard, because Horizon owned the Predecessor Properties, together with other properties which were not contributed to the Company prior to the Merger, the Predecessor Properties were not insulated from the obligations and commitments of Horizon. Certain assumptions relating to the allocation of cash and cash equivalents, debt and financing costs, interest expense and general and administrative expenses, all of which were historically aggregated by Horizon, have been made in the combined financial statements for the periods prior to the Merger. These statements have been combined based upon the historical common ownership and management of the outlet centers.

These statements include an allocation of the aggregate debt balances of Horizon (which had historically been secured by a pool of Horizon's assets) based upon the proportionate use of debt proceeds by the Predecessor Properties compared to Horizon's total historical portfolio of outlet centers. Financing costs were allocated based upon the same ratio. Interest expense has been estimated based upon the aforementioned proportionate debt balances and the historical weighted average interest rate incurred by Horizon on its debt balances. The allocation was made in this manner because management believes it best represented the use of funds borrowed during the periods presented and because allocating the debt in this manner results in the statements of operations of the Predecessor Properties reflecting the stand-alone interest cost of doing business.

General and administrative expenses of Horizon have been allocated to the Predecessor Properties based upon the ratio of GLA of the Predecessor Properties portfolio of outlet centers compared to Horizon's total historical portfolio of outlet centers.

Cash and cash equivalents have been included in the combined condensed financial statements of the Predecessor Properties based upon the respective periods' ratio of GLA of the Predecessor Properties compared to Horizon's total historical portfolio of outlet centers. Horizon considered all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Net contributions (distributions) are the net amounts advanced from and repaid to Horizon. Excess cash flows have been reflected as being distributed back to Horizon. Net contributions represent Horizon's funding of the Predecessor Properties' development cost needs in excess of cash flows generated from the Predecessor Properties' operations.

The aforementioned allocations may not reflect actual balances had the Company existed as a separate entity.

REAL ESTATE AND DEPRECIATION

The carrying values of the Predecessor Properties for the period prior to the Merger are stated at Horizon's historic cost, less accumulated depreciation. For the period subsequent to the Merger, the Predecessor Properties are stated on the books of the Company at fair value as of June 15, 1998, the date the Predecessor Properties were contributed to the Company, less accumulated depreciation. The two centers purchased from an affiliate of Prime are stated at their purchase prices less accumulated depreciation. The carrying values as of June 15, 1998 are preliminary. Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.

In accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED-ASSETS TO BE DISPOSED OF, the financial statements of HGP reflect impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace.

Periodically, in the course of reviewing the performance of its outlet centers, management may determine that certain outlet centers no longer meet the parameters set forth for its operating properties and accordingly, such outlet centers will be classified as held for sale. As of December 31, 1997 and June 30, 1998 the Algodones, New Mexico outlet center is classified as held for sale.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the term of the respective lease. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total rent expected to be collected for the year.

OTHER REVENUE

Other revenue consists primarily of interest income and income related to marketing services that is recovered from tenants pursuant to lease agreements.

DEFERRED COSTS AND OTHER ASSETS

Leasing and deferred financing costs are capitalized at cost. Amortization is recorded on the straight-line method over the life of the lease or the debt, respectively.

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Company accounts for its investment in two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statements of operations include the Company's share of the net income or loss from such joint ventures.

INCOME TAXES

Commencing with the year ending December 31, 1998, the Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported statements of the Predecessor Properties in order to provide comparability with the Company's statements reported herein. These reclassifications have not changed the previously reported results.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Periods from
                                                            June 15, 1998 to June 30, 1998
 NUMERATOR:
   Net income (loss) - basic                                            $   (30)
   Minority interest of Unitholders                                          (6)
                                                                        -------
   Net income (loss) - diluted                                          $   (36)
                                                                        -------
                                                                        -------

 DENOMINATOR:
   Weighted average common shares outstanding - basic                     2,762
   Effect of converting units to shares                                     628
                                                                        -------
   Weighted average common shares outstanding - diluted                   3,390
                                                                        -------
                                                                        -------
   Net income (loss) per share - basic and diluted                      $  (.01)
                                                                        -------
                                                                        -------

Outstanding options were excluded because the effect of such items was anti-dilutive for the periods presented.

NOTE 4 - LONG TERM STOCK INCENTIVE PLAN

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and officers of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan, an amount equal to approximately 10% of the aggregate of the total outstanding common shares of the Company and outstanding Common Units of HGP LP as of June 15, 1998.

NOTE 5 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") providing for initial borrowings of

$108,205,000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. An additional principal payment of $2.2 million is due on September 1, 1998. It is likely that in order to meet this obligation, the Company will borrow such amount from Prime, but Prime is not obligated to make any such loan to the Company. The HGP Credit Facility has a prepayment penalty of 1% of amounts repaid during the first loan year and 2% of amounts repaid during the second and third loan years. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash.

Prime has guaranteed approximately $12.2 million of obligations under the HGP Credit Facility (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates. The Prime Guarantee will terminate if HGP raises at least $50.0 million in new capital and uses at least $50.0 million of the proceeds from such capital raised to reduce borrowings under the HGP Credit Facility.

The Company has loans totaling $3.04 million as of June 30, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of August 14, 1998, such consent has not been obtained.

HGP also has a $4.0 million revolving credit facility that matured on August 1, 1998. The outstanding balance at June 30, 1998 was $4.0 million. Prime has agreed to lend HGP sufficient funds, at a rate of 10% per annum, if HGP is otherwise unable to repay in full its obligations under such facility.
HGP has also agreed that it will repay this replacement facility or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Algodones, New Mexico Outlet Center. The lender has verbally indicated that it is willing to extend the term of the loan through August 15, 1998 and perhaps through August 31, 1998 and is not currently seeking repayment of the facility. The Company is currently negotiating to replace this facility with another similar facility either from Prime or another lender.

Pursuant to the Contribution Agreement, the Company agreed to assume, undertake to pay, satisfy and discharge when due in accordance with their terms certain assumed liabilities (the "Assumed Liabilities"), which are defined to include all liabilities of Horizon which arise from the ownership and operation of the Predecessor Properties and include (i) all obligations to indemnify present and former officers and directors of Horizon under certificates or articles of incorporation, by-laws, partnership agreements, employment agreements, indemnification agreements or otherwise, for any matter existing or occurring after the Merger, (ii) all leases and related contracts, and service contracts, relating to any Contributed Asset (as defined in the Contribution Agreement) and (iii) certain other specified obligations.

Also pursuant to the Contribution Agreement, certain partnership interests in two joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Factory Outlet Center, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP
LP. The Company is currently seeking the consents of the limited partners to such transfers but as of August 14, 1998, such consents had not been obtained. Additionally, the transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of August 14, 1998, such consent had not been obtained. The Company accounts for its investment in these partnerships using the equity method of accounting.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matures August 14, 1998. Nomura has issued a commitment to lend the partnership $14 million under the HGP Credit Facility on or before September 1, 1998. The consent of the limited partners is required in order to complete such financing with Nomura. The Company is currently seeking such consent, but as of August 14, 1998 such consent had not been obtained. If completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and make the $2.2 million principal payment which is due September 1, 1998 under the HGP Credit Facility. The Company accounts for its investment in this partnership using the equity method of accounting.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained will be on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company.

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which deleted or delayed the effective date of certain provisions of PVH leases in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement. The Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable in the amounts of $1,167,000 on each of June 15, 1999 and June 15, 2000.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Philippini as agent for its insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Philippini. During the period June 15, 1998 to June 30, 1998, the Company paid premiums totaling approximately $200,000 on insurance policies placed by Thilman & Philippini.

The Company leases office space for its senior executives at 77 W. Wacker, Chicago, Illinois from Prime Group Realty Trust. Prime Group Realty Trust is an affiliate of Michael W. Reschke, a Director of the Company.

NOTE 7 - PRO FORMA INFORMATION

The Pro Forma Consolidated Condensed Statements of Operations for the six month periods ended June 30, 1997 and 1998 reflect the following transactions, which occurred June 15, 1998, as if they had occurred on January 1, 1997: (a) the acquisition of the Predecessor Properties and the two centers from Prime; (b) the entry into the HGP Credit Facility; and (c) the issuance of stock of HGP and Common Units.

The accompanying Pro Forma Consolidated Condensed Financial Statements are not necessarily indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.


                                        SIX MONTHS ENDED JUNE 30,
                                        ------------------------
                                        1998                1997
Total Revenue                           16,748             17,005

Income Before Extraordinary Items
 and Minority Interests                  1,159              1,538

Net Income                                 944              1,253

Net Income per Share                       .34                .45

NOTE 8 - NON-CASH INVESTING AND FINANCING ACTIVITIES

      Additional supplemental disclosures of non-cash investing and financing activities for the period ended June 30, 1998 are as follows:


        The following summarizes the assets, liabilities and equity contributed to and assumed by the Company pursuant to the Contribution Agreement and the purchase of the two centers from Prime referred to in Note 1:

                                             (in thousands)
 Investment in real estate                         140,872
 Other Assets                                       22,388
                                            ---------------
                                                   163,260
                                            ---------------
                                            ---------------

 Debt                                              115,514
 Other liabilities                                   7,182
 Minority Interests                                  7,510
 Owners' equity                                     33,054
                                            ---------------
                                                   163,260
                                            ---------------
                                            ---------------

The above allocations are preliminary.

NOTE 9 - WORKING CAPITAL AGREEMENT

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company net working capital of $545,000. This amount is net of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3,000,000 to the Company at the closing of the Merger as a portion of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. This amount is preliminary and is subject to Prime's review and approval but it is expected that the balance will be paid during the third quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as herein after defined) should be read in conjunction with the Consolidated and Combined Condensed Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of June 30, 1998, owns approximately 80% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of HGP common stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

GENERAL OVERVIEW

The Company is a self-administered and self-managed real estate investment trust ("REIT") that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states comprising an aggregate of approximately 3,092,000 square feet of gross leasable area ("GLA"). Twelve of the factory outlet centers and the power center were contributed to the Company immediately prior to the consummation of the

Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

RESULTS OF OPERATIONS

The statements for the period June 15, 1998, the date of the Company's acquisition of the 12 outlet centers, one power center and Horizon's former administrative office from Horizon (the "Predecessor Properties") pursuant to the Contribution Agreement, through June 30, 1998 reflect the initial operation of the Company as a separate entity with its current assets. The financial statements of the Company for the period June 15, 1998 to and as of June 30, 1998 are not directly comparable to the statements of the Predecessor Properties for periods prior to the Merger due to a number of factors, including (1) a significant change in the indebtedness of the Company which occurred in conjunction with the Merger; (2) the acquisition by the Company of two additional outlet centers immediately after the Merger, the results of which are not included in the financial statements of the Predecessor Properties; (3) the fact that the outlet center in Algodones, New Mexico was substantially occupied during the periods presented prior to the Merger but was completely vacant during the period June 15, 1998 to June 30, 1998; and (4) the carrying value of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost and depreciation expense is based on those costs. For the period subsequent to the Merger, the Predecessor Properties are stated at the fair value as of the date of the Merger, resulting in a substantial decrease in value and a related decrease in depreciation expense. For these and other reasons, the combination of the results of operation for the periods prior to the Merger with those for the periods subsequent to the Merger is not indicative of the ongoing results of the Company for future periods.

The financial statements for the periods prior to the Merger reflect the results of operations, financial position, and cash flows of the Predecessor Properties prior to the Merger as if the Predecessor Properties had been a separate entity which owned such assets for all periods presented. The historical results of operations and financial condition of the Predecessor Properties are based on the manner in which Horizon historically managed such net assets. Accordingly, the combined condensed financial statements of the Predecessor Properties have been prepared using Horizon's historical basis of the assets and liabilities and historical results of operations related to the Predecessor Properties. In this regard, because Horizon owned the Predecessor Properties, together with other properties which were not contributed to the Company, the Predecessor Properties were not insulated from the obligations and commitments of Horizon. Certain assumptions relating to the allocation of cash and cash equivalents, debt and financing costs, interest expense and general and administrative expenses, all of which were historically aggregated by Horizon, have been made in the combined financial statements for the periods prior to the Merger. See Note 2 to the Financial Statements. These statements have been combined based upon the historical common ownership and management of the outlet centers.

Rental revenue for the Predecessor Properties (excluding the Algodones, New Mexico Center which was vacant in 1998) for the six month period ended June 30, 1998 increased 7% compared to the same period in the prior year. Rental revenue for the Algodones, New Mexico center totaled $748,000 for the six months ended June 30, 1997. Operating expenses and real estate taxes for the six months ended June 30, 1998 for the Predecessor Properties (excluding the Algodones, New Mexico center) decreased slightly less than 1% compared to the same period in the prior year. Operating expenses and real estate taxes for the Algodones, New Mexico center were $273,000 for the six months ended June 30, 1997.

Rental revenue for the Predecessor Properties (excluding the New Mexico center) for the three month period ended June 30, 1998 increased 6% compared to the same period in the prior year. Rental revenue for the New Mexico center totaled $363,000 for the three months ended June 30, 1997. Operating expenses and real estate taxes for the three months ended June 30, 1998 for the Predecessor Properties (excluding New Mexico) increased 8% compared to the same period in the prior year. Operating expenses for the New Mexico center were $117,000 for the three months ended June 30, 1997.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico Center) for the six month period ended June 30, 1998 was 73.8% compared to 75.37% for the same period in the prior year. Average occupancy for the Predecessor Properties (excluding the New Mexico center) for the three month period ended June 30, 1998 was 76.08% compared to 73.98% for the same period in the prior year. As of June 30, 1998, occupancy of the Company's total operating portfolio was 78.65%.

The Company operates primarily from the former headquarters of Horizon in Norton Shores, Michigan in an office building previously owned by Horizon and now owned by the Company. All employees of the Company, with the exception of some of its senior management, were former employees of Horizon. In connection with the Merger, a substantial number of former Horizon employees were either not offered employment with the Company or offered continued employment for a limited period of time. The Company has currently leased a small portion of its office building to an unrelated tenant and is seeking additional tenants to occupy the space not required by the Company to accommodate its operations. The Company also leases office space in Chicago for its senior management and leases office space in McLean, Virginia for its leasing staff. The Company is currently seeking to cancel its lease in Virginia and relocate to smaller offices. As a result of the above mentioned factors, among others, the general and administrative expenses of the Company for the period June 15, 1998 to June 30, 1998 are not necessarily representative of the expenses which will be incurred on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's outstanding mortgages and other debt was approximately $116 million. While the Company is contemplating the expansion of the Tulare Outlet Center, during the remainder of 1998, the Company does not plan to expand its other outlet centers. However, the Company does plan to spend approximately $3 million for tenant allowances, capital improvements and repairs to its outlet centers over the next twelve months, of which $1.2 million will come from an escrow which was established at the closing of the HGP Credit Facility with Nomura (each as hereinafter defined). The Company plans to fund the remaining costs with existing cash balances and cash flow from operations.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company net working capital of $545,000. This amount is net of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3,000,000 to the Company at the closing of the Merger as a portion of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. This amount is preliminary and is subject to Prime's review and approval but it is expected that the balance will be paid during the third quarter of 1998.

The Company expects to meet its short-term liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. There can be no assurance that the Company will be able to successfully obtain such funding sources or, if obtained, on favorable terms.

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") providing for initial borrowings of $108,205,000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. An additional principal payment of $2.2 million is due on September 1, 1998. It is likely that in order to meet this obligation, the Company will borrow such amount from Prime, but Prime is not obligated to make any such loan to the Company. The HGP Credit Facility has a prepayment penalty of 1% of amounts repaid during the first loan year and 2% of amounts repaid during the second and third loan years. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

Prime has guaranteed approximately $12.2 million of obligations under the HGP Credit Facility (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates. The Prime Guarantee will terminate if HGP raises at least $50.0 million in new capital and uses at least $50.0 million of the proceeds from such capital raised to reduce borrowings under the HGP Credit Facility.

The Company has loans totaling $3.04 million as of June 30, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of August 14, 1998, such consent has not been obtained.

HGP also has a $4.0 million revolving credit facility which matured on August 1, 1998. The outstanding balance at June 30, 1998 was $4.0 million. Prime has agreed to lend HGP sufficient funds, at a rate of 10% per annum, if HGP is otherwise unable to repay in full its obligations under such facility.
HGP has also agreed that it will repay this replacement facility or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Algodones, New Mexico Outlet Center. The lender has verbally indicated that it is willing to extend the term of the loan through August 15, 1998 and perhaps through August 31, 1998 and is not currently seeking repayment of the facility. The Company is currently negotiating to replace this facility with another similar facility either from Prime or another lender.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of August 14, 1998, such consent had not been obtained.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matures August 14, 1998. Nomura has issued a commitment to lend the partnership $14 million under the HGP Credit Facility on or before September 1, 1998. The consent of the limited partners is required in order to complete such financing with Nomura. The Company is currently seeking such consent, but as of August 14, 1998 such consent had not been obtained. If completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and make the $2.2 million principal payment which is due September 1, 1998 under the HGP Credit Facility.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained will be on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company.

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which deleted or delayed the effective date of certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement. The Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable in the amounts of $1,167,000 on each of June 15, 1999 and June 15, 2000.

In order to qualify as a REIT for federal income tax purposes, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise, for the expansion and renovation of its existing properties and for the retirement of debt. As of June 30, 1998, HGP is not required to pay a dividend to its shareholders in order to be in compliance with the regulations applicable to REITs.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company does not believe that the impact of the recognition of the year 2000 by its information and operating technology systems will have a material adverse effect on the Company's financial condition and results of operations. The majority of any necessary system changes will be accomplished and any upgrades made in the normal course of business. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

Part II.  OTHER INFORMATION

Item 1.        Legal Proceedings - None.

Item 2.        Changes in Securities - None

Item 3.        Defaults Upon Senior Securities

The Company has loans totaling $3.04 million as of June 30, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of August 14, 1998, such consent has not been obtained.

HGP also has a $4.0 million revolving credit facility which matured August 1, 1998. The outstanding balance at June 30, 1998 was $4.0 million. Prime has agreed to lend HGP sufficient funds, at a rate of 10% per annum, if HGP is otherwise unable to repay in full its obligations under such facility. HGP has also agreed that it will repay this replacement facility or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Algodones, New Mexico outlet center. The lender has verbally indicated that it is willing to extend the term of the loan through August 15, 1998 and perhaps through August 31, 1998 and is not currently seeking repayment of the facility. The Company is currently negotiating to replace this facility with another similar facility.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of August 14, 1998, such consent had not been obtained.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matures August 14, 1998. Nomura has issued a commitment to lend the partnership $14 million under the HGP Credit Facility on or before September 1, 1998. The consent of the limited partners is required in order to complete such financing with Nomura. The Company is currently seeking such consent, but as of August 14, 1998 such consent had not been obtained. If completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and make the $2.2 million principal payment which is due September 1, 1998 under the HGP Credit Facility.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained will be on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company.

Item 4.        Submission of Matters to a Vote of Security Holders - None

Item 5.        Other Information

     The Company entered into an employment agreement with Richard Berman and a Working Capital Agreement with Prime Retail, Inc. See Exhibits 10.9 and 10.10, respectively.

Item 6.         Exhibits or Reports on Form 8-K

(a) Exhibits

 Exhibit 3(i)   Articles of Incorporation of Horizon Group Properties, Inc.
                  (the "Company")(1)
 Exhibit 3(ii)  By-laws of the Company(1)
 Exhibit 4.1    Specimen certificate for common stock, $.01 par value per
                  share, of the Company(1)
 Exhibit 10.1   Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange
                  Commission on May 12, 1998 (Registration No. 333-51285)(1)
 Exhibit 10.2   Amended and Restated Agreement and Plan of Merger by and among
                  Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc.,
                  Sky Merger Corp., the Company, Horizon Group Properties, L.P.
                  and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit
                  10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424)(1)
 Exhibit 10.3   Form of 1998 Stock Option Plan of the Company(1)
 Exhibit 10.4   Employment Agreement between Gary J. Skoien and the Company(1)
 Exhibit 10.5   Employment Agreement between David R. Tinkham and the Company(1)
 Exhibit 10.6   Form of Indemnification Agreement for the Board of Directors
                  of the Company(1)
 Exhibit 10.7   Form of Registration Rights Agreement(1)
 Exhibit 10.8   Form of Contribution Agreement (incorporated by reference to
                  Appendix E to Exhibit 10.1)(1)
 Exhibit 10.9   Employment Agreement between Richard Berman and the Company
 Exhibit 10.10  Working Capital Agreement with Prime Retail, Inc.
 Exhibit 10.11  Loan Agreement dated as of June 15, 1998 by and among
                  Third Horizon Group Limited Partnership, Nebraska
                  Crossing Factory Shops, L.L.C., and Indiana Factory Shops,
                  L.L.C. and Nomura Asset Capital Corporation(2)
 Exhibit 10.12  Form of Deed of Trust, Assignment of Leases and Rents and
                  Security Agreement with Nomura Asset Capital Corporation(2)
 Exhibit 10.13  Form of Mortgage, Assignment of Leases and Rents and Security
                  Agreement by and between Horizon Group Properties, Inc. and
                  Nomura Asset Capital Corporation(2)
 Exhibit 10.14  Form of Assignment of Leases and Rents by and between Horizon
                  Group Properties, Inc. and Nomura Asset Capital Corporation(2)
 Exhibit 10.15  Guaranty dated as of June 15, 1998 by the Company and Horizon
                  Group Properties, L.P. to and for the benefit of Nomura Asset
                  Capital Corporation(2)
 Exhibit 10.16  Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime
                  Retail, Inc., and Prime Retail, L.P.(2)
 Exhibit 10.17  Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P.,
                  Indianapolis Factory Shops Limited Partnership, and Indiana
                  Factory Shops, L.L.C.
 Exhibit 10.18  Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska
                  Factory Shops Limited Partnership, and Nebraska Factory Shops
                  L.L.C.
 Exhibit 10.19  Form of Option Agreement
 Exhibit 27     Financial Data Schedule
 Exhibit 99     Excerpt of Press Release issued by the Company on June 15, 1998 announcing the completion of the debt financing with Nomura
                  Asset Capital Corporation(2)

1 Incorporated by reference to the Company's Registration Statement on Form 10,
  as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998.

     (b)   Reports on Form 8-K

               A report on Form 8-K was filed on June 30, 1998 to announce the completion of a debt financing with Nomura Asset Capital Corporation totaling $108,205,000. No financial statements were included.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HORIZON GROUP PROPERTIES, INC.
                                       Registrant




Date:  August 14, 1998                 By: /s/ Gary J. Skoien
     ---------------------------          ------------------------------------
                                          Gary J. Skoien, President and
                                          Chief Executive Officer



Date:  August 14, 1998                 By: /s/ David R. Tinkham
     ---------------------------          ------------------------------------
                                          David R. Tinkham, Chief Accounting
                                          and Chief Financial Officer

HORIZON GROUP PROPERTIES, INC.
EXHIBITS


 EXHIBIT NO.    DOCUMENT                                                    PAGE
 -----------    --------                                                    ----
 Exhibit 3(i)   Articles of Incorporation of Horizon Group Properties,
                  Inc. (the "Company")(1)
 Exhibit 3(ii)  By-laws of the Company(1)
 Exhibit 4.1    Specimen certificate for common stock, $.01 par value
                  per share, of the Company(1)
 Exhibit 10.1   Sky Merger Corp. Registration Statement on Form S-4
                  (excluding exhibits thereto), as filed with the
                  Securities and Exchange Commission on May 12, 1998
                  (Registration No. 333-51285)(1)
 Exhibit 10.2   Amended and Restated Agreement and Plan of Merger by
                  and among Prime Retail, Inc., Prime Retail, L.P.,
                  Horizon Group, Inc., Sky Merger Corp., the Company,
                  Horizon Group Properties, L.P. and Horizon/Glen
                  Outlet Centers Limited Partnership dated as of
                  February 1, 1998 (Incorporated by reference to
                  Exhibit 10(a) to Horizon Group, Inc.'s current
                  report on Form 8-K dated February 1, 1998 (SEC File
                  No. 1-12424)(1)
 Exhibit 10.3   Form of 1998 Stock Option Plan of the Company(1)
 Exhibit 10.4   Employment Agreement between Gary J. Skoien and the
                  Company(1)
 Exhibit 10.5   Employment Agreement between David R. Tinkham and the
                  Company(1)
 Exhibit 10.6   Form of Indemnification Agreement for the Board of Directors of
                  the Company(1)
 Exhibit 10.7   Form of Registration Rights Agreement(1)
 Exhibit 10.8   Form of Contribution Agreement (incorporated by
                  reference to Appendix E to Exhibit 10.1)(1)
 Exhibit 10.9   Employment Agreement between Richard Berman and the Company
 Exhibit 10.10  Working Capital Agreement with Prime Retail, Inc.
 Exhibit 10.11  Loan Agreement dated as of June 15, 1998 by and among
                  Third Horizon Group Limited Partnership, Nebraska
                  Crossing Factory Shops, L.L.C., and Indiana Factory
                  Shops, L.L.C. and Nomura Asset Capital Corporation(2)
 Exhibit 10.12  Form of Deed of Trust, Assignment of Leases and Rents
                  and Security Agreement with Nomura Asset Capital
                  Corporation(2)
 Exhibit 10.13  Form of Mortgage, Assignment of Leases and Rents and
                  Security Agreement by and between Horizon Group
                  Properties, Inc. and Nomura Asset Capital
                  Corporation(2)
 Exhibit 10.14  Form of Assignment of Leases and Rents by and between
                  Horizon Group Properties, Inc. and Nomura Asset
                  Capital Corporation(2)
 Exhibit 10.15  Guaranty dated as of June 15, 1998 by the Company and
                  Horizon Group Properties, L.P. to and for the benefit
                  of Nomura Asset Capital Corporation(2)
 Exhibit 10.16  Guaranty and Indemnity Agreement dated as of June 15,
                  1998 by and among the Company, Horizon Group
                  Properties, L.P., Prime Retail, Inc., and Prime Retail,
                  L.P.(2)
 Exhibit 10.17  Assignment and Assumption Agreement, dated as of June 15,
                  1998 by and among Prime Retail, Inc., Prime Retail,
                  L.P., Indianapolis Factory Shops Limited Partnership,
                  and Indiana Factory Shops L.L.C.
 Exhibit 10.18  Assignment and Assumption Agreement, dated as of June 15,
                  1998 by and among Prime Retail, Inc., Prime Retail,
                  L.P., Nebraska Factory Shops Limited Partnership, and
                  Nebraska Factory Shops L.L.C.
 Exhibit 10.19  Form of Option Agreement
 Exhibit 27     Financial Data Schedule
 Exhibit 99     Excerpt of Press Release issued by the Company on
                  June 15, 1998 announcing the completion of the debt
                  financing with Nomura Asset Capital Corporation(2)

1 Incorporated by reference to the Company's Registration Statement on Form 10,
  as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998.