Form 10-Q
period 1998-09-30
HORIZON GROUP PROPERTIES INC
filed 1998-11-16
CIK 1060744

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

               [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1998
                                                ------------------


                                         OR


               [ ]  Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                          Commission file number:  0-24123
                          --------------------------------


                           HORIZON GROUP PROPERTIES, INC.
                           ------------------------------
               (Exact name of Registrant as specified in its Charter)


           MARYLAND                                    38-3407933
---------------------------------                  -------------------
  (State or other jurisdiction                      (I.R.S. employer
of incorporation or organization)                  identification no.)


77 WEST WACKER DRIVE, SUITE 3900, CHICAGO , IL            60601
----------------------------------------------         ----------
   (Address of principal executive offices)            (Zip Code)


                                   (312) 917-1500
                                   --------------
                (Registrant's telephone number, including area code)


                                   Not Applicable
                                   --------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes    X    No
                                                          ---


NUMBER OF COMMON SHARES OUTSTANDING AT NOVEMBER 13, 1998      2,782,075
                                                              ---------
                                                              ---------

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                               September 30, 1998

Part I.   Financial Information:                                                    Page No.
                                                                                    --------

Item 1.  Financial Statements (unaudited)

     Consolidated Condensed Statement of Operations of the Company for the
          Three Months Ended September 30, 1998 and Combined Condensed
          Statement of Operations of the Predecessor Properties for the
          Three Months Ended September 30, 1997..................................       3

     Consolidated Condensed Statement of Operations of the Company
          for the period June 15, 1998 to September 30, 1998 and
          Combined Condensed Statements of Operations of the
          Predecessor Properties for the periods
          January 1, 1998 to June 14, 1998 and
          the Nine Months Ended September 30, 1997...............................       4

     Consolidated Condensed Balance Sheet of the
          Company at September 30, 1998 and
          Combined Condensed Balance Sheet of the Predecessor
          Properties at December 31, 1997........................................       5

     Consolidated Condensed Statement of Cash Flows of the Company
          for the period June 15, 1998 to September 30, 1998 and
          Combined Condensed Statements of Cash Flows of the
          Predecessor Properties for the periods
          January 1, 1998 to June 14, 1998 and
          for the Nine Months Ended September 30, 1997...........................       6

     Notes to Consolidated and Combined Condensed Financial Statements...........       7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................      15

Part II. Other Information:

Item 1.  Legal Proceedings.......................................................      22
Item 2.  Changes in Securities...................................................      22
Item 3.  Defaults Upon Senior Securities.........................................      22
Item 4.  Submission of Matters to a Vote of Security Holders.....................      22
Item 5.  Other Information.......................................................      22
Item 6.  Exhibits or Reports on Form 8-K.........................................      23

Signatures.......................................................................      25

                          HORIZON GROUP PROPERTIES, INC.
           Consolidated and Combined Condensed Statements of Operations
                                  (unaudited)


                                                   Horizon Group
                                                  Properties, Inc.         Predecessor Properties
                                                for the three months        for the three months
                                              ended September 30, 1998     ended September 30, 1997
                                              ------------------------     ------------------------
                                                       (thousands, except per share data)
REVENUE
      Base rent                                        $  5,721                     $  4,236
      Percentage rent                                        57                           57
      Expense recoveries                                  1,473                        1,694
      Other                                                 445                        1,022
                                                       --------                     --------
         Total revenue                                    7,696                        7,009
                                                       --------                     --------

EXPENSES
      Property operating                                  1,722                        1,337
      Real estate taxes                                     905                          673
      Land leases and other                                 207                          122
      Depreciation and amortization                       1,250                        2,680
      General and administrative                          1,157                          779
      Provision for impairment                                -                        6,028
      Interest                                            2,405                        2,974
                                                       --------                     --------
         Total expenses                                   7,646                       14,593
                                                       --------                     --------

Income (loss) before minority interest                       50                       (7,584)

Minority interest                                           (16)                           -
                                                       --------                     --------

NET INCOME (loss)                                      $     34                     $ (7,584)
                                                       --------                     --------
                                                       --------                     --------

PER COMMON SHARE - BASIC AND DILUTED:
      Net income                                       $    .01
                                                       --------
                                                       --------

Weighted average common shares outstanding - basic    2,754,355
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

                          HORIZON GROUP PROPERTIES, INC.
           Consolidated and Combined Condensed Statements of Operations
                                  (unaudited)


                                            Horizon Group               Predecessor Properties
                                       Properties, Inc. for the          for the period from             Predecessor Properties
                                       period from June 15, 1998           January 1, 1998                for the nine months
                                         to September 30, 1998             to June 14, 1998             ended September 30, 1997
                                       -------------------------        ----------------------          ------------------------
                                                                   (thousands, except per share data)

REVENUE
      Base rent                                $  6,674                       $  9,167                         $ 13,766
      Percentage rent                                57                             44                               96
      Expense recoveries                          1,624                          2,631                            4,920
      Other                                         503                            534                            1,702
                                               --------                       --------                         --------
         Total revenue                            8,858                         12,376                           20,484
                                               --------                       --------                         --------

EXPENSES
      Property operating                          1,921                          2,634                            4,182
      Real estate taxes                           1,042                          1,379                            2,212
      Land leases and other                         230                            785                              498
      Depreciation and amortization               1,494                          4,640                            6,784
      General and administrative                  1,383                          1,101                            2,018
      Provision for impairment                        -                              -                            6,028
      Interest                                    2,775                          5,684                            7,876
                                               --------                       --------                         --------
         Total expenses                           8,845                         16,223                           29,598
                                               --------                       --------                         --------

Income (loss) before minority interest
      and extraordinary charge                       13                         (3,847)                          (9,114)

Minority interest                                   (10)                             -                                -
                                               --------                       --------                         --------
Net income (loss) before extraordinary
      charge                                          3                         (3,847)                          (9,114)

Extraordinary charge on debt prepayment               -                              -                             (763)
                                               --------                       --------                         --------

NET INCOME (loss)                              $      3                       $ (3,847)                        $ (9,877)
                                               --------                       --------                         --------
                                               --------                       --------                         --------

PER COMMON SHARE - BASIC AND DILUTED:
      Net income                               $      -
                                               --------
                                               --------

Weighted average common shares
      outstanding - basic                     2,752,165
                                              ---------
                                              ---------

         See accompanying notes to consolidated and combined condensed financial statements.

                           HORIZON GROUP PROPERTIES, INC.
                      Consolidated and Combined Balance Sheets
                                    (unaudited)


                                                Horizon Group        Predecessor Properties
                                             Properties, Inc. at               at
                                             September 30, 1998         December 31, 1997
                                             -------------------     ----------------------
                                                             (thousands)
ASSETS
Real estate - at cost:
   Land                                            $ 12,197                  $  16,421
   Buildings and improvements                       130,754                    200,058
   Less accumulated depreciation                     (1,494)                   (17,951)
                                                   --------                   --------
      Total net real estate                         141,457                    198,528

Cash and cash equivalents                             2,502                      3,729
Restricted cash                                       3,446                          -
Tenant accounts receivable                              360                        368
Due from joint venture                                8,726                     11,639
Assets held for sale                                  2,500                      1,933
Deferred costs                                          769                      4,696
Other assets                                          5,374                        954
                                                   --------                   --------
   Total assets                                    $165,134                   $221,847
                                                   --------                   --------
                                                   --------                   --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                           $115,200                   $139,636
Accounts payable and accrued expenses                 5,154                      4,790
Prepaid rents and other tenant liabilities              897                        959
Other liabilities                                     3,305                      1,272
                                                   --------                   --------
   Total liabilities                                124,556                    146,657
                                                                              --------

NET ASSETS OF PREDECESSOR PROPERTIES                                          $ 75,190
                                                                              --------
                                                                              --------

MINORITY INTEREST                                     7,280

SHAREHOLDERS' EQUITY:
Common shares                                            28
Additional paid-in capital                           33,267
Accumulated earnings                                      3
                                                   --------
   Total shareholders' equity                        33,298
                                                   --------
      Total liabilities and shareholders' equity   $165,134
                                                   --------
                                                   --------

         See accompanying notes to consolidated and combined condensed financial statements.

                           HORIZON GROUP PROPERTIES, INC.
            Consolidated and Combined Condensed Statements of Cash Flows
                                    (unaudited)


                                                               Horizon Group         Predecessor Properties
                                                          Properties, Inc. for the    for the period from    Predecessor Properties
                                                          period from June 15, 1998     January 1, 1998       for the nine months
                                                            to September 30, 1998       to June 14, 1998    ended September 30, 1997
                                                          -------------------------  ---------------------- ------------------------
                                                                                          (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) before minority interest
      and extraordinary charge                                    $    13                   $  (3,847)             $ (9,114)
   Adjustments to reconcile net income (loss)
      before minority interest and extraordinary charge
      to net cash provided by operating activities:
      Depreciation and amortization                                 1,494                       5,031                 7,496
      Provision for impairment                                          -                           -                 6,028
      Changes in assets and liabilities:
      Restricted cash                                                  91                           -                     -
      Tenant accounts receivable                                     (299)                       (409)                  473
      Due from joint venture                                          882                       2,032                 2,357
      Deferred costs and other assets                              (2,628)                        409                  (297)
      Accounts payable and accrued expenses                         1,993                        (704)                 (553)
      Other liabilities                                               (17)                        (47)                2,454
      Prepaid rents and other tenant liabilities                      220                        (366)                 (859)
                                                                  -------                   ---------              --------
         Net cash provided by operating activities                  1,749                       2,099                 7,985
                                                                  -------                   ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                   (2,101)                     (2,305)               (9,641)
                                                                  -------                   ---------              --------
      Net cash used in investing activities                        (2,101)                     (2,305)               (9,641)
                                                                  -------                   ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net contributions/(distributions)                                    -                      (4,044)              (13,307)
   Proceeds from net increase in debt                                   -                       4,459                13,861
   Repayment of borrowings                                           (314)                          -                     -
   Debt issue costs                                                     -                        (140)                 (390)
                                                                  -------                   ---------              --------
      Net cash provided by (used in) financing
      activities                                                     (314)                        275                   164
                                                                  -------                   ---------              --------

Net increase (decrease) in cash and
   cash equivalents                                                  (666)                         69                (1,492)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              3,168                       3,729                 4,511
                                                                  -------                   ---------              --------
   End of period                                                  $ 2,502                   $   3,798              $  3,019
                                                                  -------                   ---------              --------
                                                                  -------                   ---------              --------

         See accompanying notes to consolidated and combined condensed financial statements.

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


NOTE 1 - FORMATION OF THE COMPANY

Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states. Twelve of the factory outlet centers and the power center were contributed to the Company by Horizon immediately prior to the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner and, as of September 30, 1998, owns approximately 82% of the partnership interests (the "Common Units"). In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of HGP common stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


Immediately after the Merger, the Company acquired the two properties listed below. Each property was purchased from an affiliate of Prime.


                                                                             Approximate
Date Acquired  Property                  Location        Total Sq. Feet    Purchase Price
June 15, 1998  Nebraska Crossing     Gretna, Nebraska       192,000          $ 8,000,000
               Factory Shops

June 15, 1998  Indiana               Daleville, Indiana     234,000          $18,015,000
               Factory  Shops                              ---------        -------------

Total                                                       426,000          $26,015,000

HGP currently intends to seek shareholder approval to be treated as a subchapter C corporation for federal income tax purposes for its initial tax year which will end December 31,1998. In conjunction with the Merger, the Company had indicated its intent to be treated as a real estate investment trust ("REIT") for federal income tax purposes and currently believes it operates in the manner required to qualify for REIT status.

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

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


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

REAL ESTATE AND DEPRECIATION

The carrying values of the Predecessor Properties for the period prior to the Merger are stated at Horizon's historic cost, less accumulated depreciation. For the period subsequent to the Merger, the Predecessor Properties are stated on the books of the Company at fair value as of June 15, 1998, the date the Predecessor Properties were contributed to the Company, less accumulated depreciation. The two centers purchased from an affiliate of Prime are stated at their purchase prices less accumulated depreciation. The carrying values as of September 30, 1998 are preliminary. Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the financial statements of HGP and the Predecessor Properties reflect impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace.

Periodically, in the course of reviewing the performance of its outlet centers, management may determine that certain outlet centers no longer meet the parameters set forth for its operating properties and accordingly, such outlet centers will be classified as held for sale. As of December 31, 1997 and September 30, 1998 the Algodones, New Mexico outlet center is classified as held for sale.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the term of the respective lease. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year.

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

INCOME TAXES

The Company currently intends to seek shareholder approval to not elect status as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. If the Company were a REIT, it generally would not be subject to federal income tax if it were to distribute at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. The Company expects it will report a loss for federal income tax purposes for the period ending December 31, 1998 whether or not it elects REIT status.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported statements of the Predecessor Properties in order to provide comparability with the Company's statements reported herein. These reclassifications have not changed the previously reported results.

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                                 Three months ended   Period from June 15, 1998
                                                 September 30, 1998     to September 30, 1998
                                                 ------------------   -------------------------
 NUMERATOR:
 Net income - basic                                    $   34                   $    3
 Minority interest of unitholders                          16                       10
                                                       ------                   ------
 Net income - diluted                                  $   50                   $   13
                                                       ------                   ------
                                                       ------                   ------

 DENOMINATOR:
 Weighted average common shares outstanding - basic     2,754                    2,752
 Effect of converting units to shares                     636                      638
                                                       ------                   ------
 Weighted average common shares outstanding - diluted   3,390                    3,390
                                                       ------                   ------
                                                       ------                   ------

 Net income per share - basic and diluted               $ .01                   $    -
                                                       ------                   ------
                                                       ------                   ------

Outstanding options were excluded because the effect of such items was anti-dilutive for the periods presented.

NOTE 4 - LONG TERM STOCK INCENTIVE PLAN

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and officers of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan, an amount equal to approximately 10% of the aggregate of the total outstanding common shares of the Company and outstanding Common Units of HGP LP as of November 13, 1998.

NOTE 5 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") providing for initial borrowings of $108,205,000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime. The HGP Credit Facility also contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company currently intends to seek such financing from Nomura on or before the maturity of the HGP Credit Facility and accordingly does not currently anticipate that such fee will be paid. As a result, the condensed consolidated financial statements do not include any adjustment relating to this penalty. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash.

Prime has guaranteed approximately $10 million of obligations under the HGP Credit Facility (after the $2.2 million principal payment made on November 10, 1998) and together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates.

The Company has loans totaling $3.0 million as of September 30, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property is required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of November 13, 1998, such consent has not been obtained.

The Company also has a $4.0 million revolving credit facility that matured October 31, 1998. Prime is obligated to lend the Company $4.0 million at an interest rate of 10% (the "Prime Loan") in order to repay such indebtedness pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The Company has requested such funds from Prime, but as of November 13, 1998, Prime had not lent the funds to the Company. The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico Outlet Center.

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

Also pursuant to the Contribution Agreement, certain partnership interests in two joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Factory Outlet Center, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. The Company is currently seeking the consents of the limited partners to such transfers but as of November 13, 1998, such consents had not been obtained.

Additionally, the transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of November 13, 1998, such consent had not been obtained. The Company accounts for its investment in these partnerships using the equity method of accounting.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which originally matured August 14, 1998. The lender has indicated its willingness to extend such facility to November 12, 1998. The Company is seeking to further extend the maturity date. Nomura originally issued a commitment to lend the partnership $14 million under the HGP Credit Facility on or before September 1, 1998 and has verbally indicated that it may consider such refinancing after such date. The consent of the limited partners is required in order to complete such financing with Nomura.
 The Company is currently seeking such consent, but as of November

                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


13, 1998 such consent had not been obtained. Prime is a guarantor on the indebtedness. If the financing with Nomura is completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and repay the $2.2 million loan which it received from Prime as discussed above in connection with the HGP Credit Facility. The Company accounts for its investment in this partnership using the equity method of accounting.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained will be on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of these uncertainties.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as agent for its insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the period June 15, 1998 to September 30, 1998, the Company paid premiums totaling approximately $340,000 on insurance policies placed by Thilman & Filippini.

The Company leases office space for its senior executives at 77 W. Wacker, Chicago, Illinois from Prime Group Realty Trust. Prime Group Realty Trust is an affiliate of Michael W. Reschke, a Director of the Company.

NOTE 7 - PRO FORMA INFORMATION

The Pro Forma Consolidated Condensed Statements of Operations for the nine months ended September 30, 1998 and 1997 reflect the following transactions, which occurred June 15, 1998, as if they had occurred on January 1, 1997: (a) the contribution of the Predecessor Properties and the acquisition of the two centers from Prime; (b) the entry into the HGP Credit Facility; and (c) the issuance of stock of HGP and Common Units.

The accompanying Pro Forma Consolidated Condensed Statements of Operations are not necessarily indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.


                                                     Nine months ended September 30,
                                                     -------------------------------
                                                           1998         1997
                                                           ----         ----
     Total Revenue                                      $  24,443    $  25,723

     Income (Loss) Before Extraordinary Items
          and Minority Interests                            1,392       (2,940)

     Net Income (Loss)                                      1,117       (2,376)

     Net Income (Loss) per Share                              .41         (.86)


                        HORIZON GROUP PROPERTIES, INC.
         Notes to Consolidated and Combined Condensed Financial Statements
                                    (unaudited)


NOTE 8 - NON-CASH INVESTING AND FINANCING ACTIVITIES

Additional supplemental disclosures of non-cash investing and financing activities for the period ended June 30, 1998 are as follows:

     The following summarizes the assets, liabilities and equity contributed to and assumed by the Company pursuant to the Contribution Agreement and the acquisition of the two centers from Prime referred to in Note 1:

                                                     (in thousands)

          Investment in real estate                       141,646
          Other assets                                     21,575
                                                          -------
                                                          163,221
                                                          -------
                                                          -------

          Debt                                            115,514
          Other liabilities                                 7,142
          Minority interests                                7,513
          Owners' equity                                   33,052
                                                          -------
                                                          163,221
                                                          -------
                                                          -------

The above allocations are preliminary.

NOTE 9 - WORKING CAPITAL AGREEMENT

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company net working capital of $545,000. This amount is net of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3,000,000 to the Company at the closing of the Merger as a portion of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement and expects that such amount will be paid during the fourth quarter of 1998.

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as herein after defined) should be read in conjunction with the Consolidated and Combined Condensed Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of September 30, 1998, owns approximately 82% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of HGP common stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the potential impact of Year 2000 issues, the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

GENERAL OVERVIEW

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states comprising an aggregate of approximately 3.0 million square feet of gross leasable area ("GLA"). Twelve of the factory outlet centers and the power center were contributed to the Company immediately prior to the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


RESULTS OF OPERATIONS

The statements for the periods subsequent to June 15, 1998, the date of the Company's acquisition of the 12 outlet centers, one power center and Horizon's former administrative office from Horizon (the "Predecessor Properties") pursuant to the Contribution Agreement, reflect the operation of the Company as a separate entity with its current assets. The financial statements of the Company for the periods subsequent to June 15, 1998 are not directly comparable to the statements of the Predecessor Properties for periods prior to the Merger due to a number of factors, including (1) a significant change in the indebtedness of the Company which occurred in conjunction with the Merger; (2) the acquisition by the Company of two additional outlet centers immediately after the Merger, the results of which are not included in the financial statements of the Predecessor Properties;
(3) the fact that the outlet center in Algodones, New Mexico was substantially occupied during the periods presented prior to the Merger but was completely vacant during the periods subsequent to June 15, 1998 and (4) the carrying value of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost and depreciation expense is based on those costs. For the period subsequent to the Merger, the Predecessor Properties are stated at the fair value as of the date of the Merger, resulting in a substantial decrease in value and a related decrease in depreciation expense. For these and other reasons, the combination of the results of operation for the periods prior to the Merger with those for the periods subsequent to the Merger is not indicative of the ongoing results of the Company for future periods.

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

Rental revenue for the Predecessor Properties (excluding the Algodones, New Mexico Center which was vacant in 1998) for the nine months ended September 30, 1998 increased 6% compared to the same period in the prior year. Rental revenue for the Algodones, New Mexico center totaled $1,235,000 for the nine months ended September 30, 1997. Operating expenses and real estate taxes for the nine months ended September 30, 1998 for the Predecessor Properties (excluding the Algodones, New Mexico center) decreased slightly less than 4% compared to the same period in the prior year. Operating expenses and real estate taxes for the Algodones, New Mexico center were $312,000 for the nine months ended September 30, 1997.

Rental revenue for the Predecessor Properties (excluding the New Mexico center) for the three months ended September 30, 1998 increased 2% compared to the same period in the prior year. Rental revenue for the New Mexico center totaled $487,000 for the three months ended September 30, 1997. Operating expenses and real estate taxes for the three months ended September 30, 1998 for the Predecessor Properties (excluding New Mexico) decreased 11% compared to the same period in the prior year. Operating expenses for the New Mexico center were $42,000 for the three months ended September 30, 1997.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico Center) for the nine months ended September 30, 1998 was 77.4% compared to 74.4% for the same period in the prior year. Average

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


occupancy for the Predecessor Properties (excluding the New Mexico center) for the three month period ended September 30, 1998 was 79.1% compared to 74.3% for the same period in the prior year. As of September 30, 1998, occupancy of the Company's total operating portfolio was 81.3%.

The financial statements for the three months ended September 30, 1998 include a net $221,000 charge as part of a budgeted 1998 marketing landlord contribution. This $600,000 total contribution will supplement the insufficient funds received from tenants to market five key centers. The remainder of the costs will be reflected in the fourth quarter financial statements.

The Company operates primarily from the former headquarters of Horizon in Norton Shores, Michigan in an office building previously owned by Horizon and now owned by the Company. Most employees of the Company, with the exception of some of its senior management, were former employees of Horizon. In connection with the Merger, a substantial number of former Horizon employees were either not offered employment with the Company or offered continued employment for a limited period of time. The Company has currently leased a small portion of its office building to an unrelated tenant and is seeking additional tenants to occupy the space not required by the Company to accommodate its operations. The Company also leases office space in Chicago for its senior management and leases office space in McLean, Virginia for its leasing staff. During the third quarter of 1998, the Company amended its lease in Virginia and relocate to smaller offices. As a result of the above mentioned factors, among others, the general and administrative expenses of the Company for the periods subsequent to June 15, 1998 are not necessarily representative of the expenses which will be incurred on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the aggregate amount of outstanding mortgages and other debt on the Company's balance sheet was approximately $115.2 million. While the Company is contemplating the expansion of the Tulare Outlet Center, during the remainder of 1998, the Company does not plan to expand its other outlet centers. However, the Company does plan to spend approximately $3 million for tenant allowances, capital improvements and repairs to its outlet centers over the next twelve months, of which $1.2 million will come from an escrow which was established at the closing of the HGP Credit Facility with Nomura (each as hereinafter defined). The Company plans to fund the remaining costs with existing cash balances and cash flow from operations.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company net working capital of $545,000. This amount is net of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3,000,000 to the Company at the closing of the Merger as a portion of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement and expects that such amount will be paid during the fourth quarter of 1998.

The Company expects to meet its short-term liquidity requirements generally through working capital, cash flows from operations and from the proceeds of a loan which Prime is obligated to make to the Company pursuant to the terms of the Working Capital Agreement. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. There can be no assurance that the Company will be able to successfully obtain such funding sources or, if obtained, on favorable terms.

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") providing for initial borrowings of $108,205,000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime. The HGP Credit Facility also contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company currently intends to seek such financing from Nomura on or before the maturity of the HGP Credit Facility and accordingly does not currently anticipate that such fee will be paid. As a result, the condensed consolidated financial statements do not include any adjustment relating to this penalty. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

Prime has guaranteed approximately $10 million of obligations under the HGP Credit Facility (after the $2.2 million principal payment made on November 10, 1998) and together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates.

The Company has loans totaling $3.0 million as of September 30, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of November 13, 1998, such consent has not been obtained.

The Company also has a $4.0 million revolving credit facility that matured October 31, 1998. Prime is obligated to lend the Company $4.0 million at an interest rate of 10% (the "Prime Loan") in order to repay such indebtedness pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The Company has requested such funds from Prime, but as of November 13, 1998, Prime had not lent the funds to the Company. The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico Outlet Center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of November 13, 1998 such consent had not been obtained.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which originally matured August 14, 1998. The lender has indicated its willingness to extend such facility to November 12, 1998. The Company is seeking to further extend the maturity date. Nomura originally issued a commitment to lend the partnership $14 million under the HGP Credit Facility on or before September 1, 1998 and has verbally indicated that it may consider such refinancing after such date. The consent of the limited partners is required in order to complete such financing with Nomura.
 The Company is currently seeking such consent, but as of November 13, 1998 such consent had not been obtained. Prime is a guarantor on the indebtedness. If the financing with

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


Nomura is completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and repay the $2.2 million loan which it received from Prime as discussed above in connection with the HGP Credit Facility. The Company accounts for its investment in this partnership using the equity method of accounting.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained will be on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company.

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which deleted or delayed the effective date of certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement. The Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000.

The Company intends to seek shareholder approval to not elect REIT status on its initial tax return. Until such consent is obtained, the Company intends to operate so as to qualify as a REIT, if it were to so elect. In order to qualify as a REIT for federal income tax purposes, the Company would be required to pay dividends to its shareholders of at least 95% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise, for the expansion and renovation of its existing properties and for the retirement of debt. As of November 13, 1998, HGP is not required to pay a dividend to its shareholders in order to be in compliance with the regulations applicable to REITs.

YEAR 2000

    GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE
            YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

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

Based on recent assessments, the Company has determined that it will be required to modify or replace certain portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with the modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment of the critical information technology systems and has initiated the assessment of all systems that could be significantly affected by the Year 2000. The results of the assessment completed to date indicate that most of the Company's significant information processing technology systems could be affected, particularly the general ledger and billing systems. That assessment also indicated that software and hardware used in certain equipment at the Company's properties are also at risk. Potentially affected systems include security, lighting, automatic sprinklers, and heating and ventilating systems.

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


    STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR
                         COMPLETION OF EACH REMAINING PHASE

The Company has completed the assessment of its most critical information technology systems and determined that most of the IT systems could be affected, particularly the general ledger and billing systems. The Company uses a JD Edwards based accounting system which is currently Year 2000 compliant. The accounting system is run on an IBM AS/400 which requires an updated operating system in order to be Year 2000 compliant. The Company expects to install such software by the end of the first quarter of 1999. The Company has numerous desktop computers which are connected via a network to the AS/400. Most of these computers are Year 2000 compliant, but certain older computers may require software upgrades to be fully Year 2000 compliant. Such upgrades are generally available at no charge and the Company intends to install such upgrades by the end of the first quarter of 1999. The testing and implementation of the critical information technology is expected to be completed by the end of the second quarter of 1999.

The assessment phase of the other components of the Company's information technology hardware and software began in the fourth quarter of 1998 and is expected to be completed by the end of the first quarter of 1999. The remediation, testing and implementation of those components is expected to be completed by the end of the third quarter of 1999.

The Company expects to have completed the assessment phase of non-information technology exposures by the end of the first quarter of 1999. The remediation, testing and implementation of those systems is expected to be completed by the end of the third quarter of 1999.

   NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE
                                   YEAR 2000

The Company is in the process of identifying significant suppliers and other third parties with which the Company does business to assess their compliance with and the Company's exposure to their non-compliance with Year 2000 issues. The Company expects to have completed this assessment by the end of the first quarter of 1999. There can be no guarantee that the systems of such suppliers will be timely converted and would not have an adverse effect on the Company.

                                       RISKS

Management of the Company believes it has an effective program in place to resolve Year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event the Company does not complete any additional phases of the Year 2000 program, the Company would be unable to fully utilize its general ledger and billing computer systems. The Company could experience delays in collecting rents from tenants in the event their systems are not Year 2000 compliant. The Company also faces operational risks at its operating properties if certain equipment located at or related to the operation of those properties is not Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of lost revenue cannot be reasonably estimated at this time.

                                 CONTINGENCY PLANS

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans include, among other actions, utilizing offsite vendor hardware and software to process general ledger and billing transactions related to the operation of

                        HORIZON GROUP PROPERTIES, INC.
            Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
               For the three and nine months ended September 30, 1998
                                    (unaudited)


the Company and its properties and the manual operation of certain equipment at the Company's operating properties. Since the Company cannot anticipate all possible future outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

                               OTHER YEAR 2000 ISSUES

The majority of actions previously taken and expected to be taken by the Company to be Year 2000 compliant with respect to its software have been or would have been made in the ordinary course of utilizing such software. Typically, such actions involve updating existing software with newer versions, which the Company typically does on an ongoing basis. The Company maintains an agreement with JD Edwards which entitles it to upgrades of its general ledger and billing systems on a periodic basis. The Company expects to spend approximately $10,000 to upgrade the software used in its voicemail system and the operating system and network software related to the Company's AS/400 computer in order to make them Year 2000 compliant. The Company has not fully completed the assessment phase related to other software and hardware and cannot currently quantify the cost of other actions which may be required to become Year 2000 compliant. The Company expects to internally fund or lease the hardware or software required to become Year 2000 compliant.

The Company's IT department is conducting its Year 2000 compliance programs simultaneously with its other functions. To date, such actions have not, and the Company does not expect future actions in this regard, to significantly impact other projects undertaken by the IT department.

                          HORIZON GROUP PROPERTIES, INC.
                            Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has loans totaling $3.0 million as of September 30, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of November 13, 1998, such consent has not been obtained.

The Company also has a $4.0 million revolving credit facility that matured October 31, 1998. Prime is obligated to lend the Company $4.0 million at an interest rate of 10% (the "Prime Loan") in order to repay such indebtedness pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The Company has requested such funds from Prime, but as of November 13, 1998, Prime had not lent the funds to the Company. The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico Outlet Center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of November 13, 1998 such consent had not been obtained.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which originally matured August 14, 1998. The lender has indicated its willingness to extend such facility to November 12, 1998. The Company is seeking to further extend the maturity date. Nomura originally issued a commitment to lend the partnership $14 million under the HGP Credit Facility on or before September 1, 1998 and has verbally indicated that it may consider such refinancing after such date. The consent of the limited partners is required in order to complete such financing with Nomura.
 The Company is currently seeking such consent, but as of November 13, 1998 such consent had not been obtained. Prime is a guarantor on the indebtedness. If the financing with Nomura is completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and repay the $2.2 million loan which it received from Prime as discussed above in connection with the HGP Credit Facility. The Company accounts for its investment in this partnership using the equity method of accounting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

                          HORIZON GROUP PROPERTIES, INC.
                            Part II - Other Information

ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 3(i) Articles of Incorporation of Horizon Group Properties, Inc. (the "Company")(1)
Exhibit 3(ii)     By-laws of the Company(1)
Exhibit 4.1 Specimen certificate for common stock, $.01 par value per share, of the Company(1)
Exhibit 10.1 Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2 Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424)(1)
Exhibit 10.3      Form of 1998 Stock Option Plan of the Company(1)
Exhibit 10.4      Employment Agreement between Gary J. Skoien and the
                  Company(1)
Exhibit 10.5      Employment Agreement between David R. Tinkham and the
                  Company(1)
Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company(1)
Exhibit 10.7      Form of Registration Rights Agreement(1)
Exhibit 10.8 Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1)(1)
Exhibit 10.9      Employment Agreement between Richard Berman and the Company
                  (3)
Exhibit 10.10     Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11 Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation(2)
Exhibit 10.12 Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation(2)
Exhibit 10.13 Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.14 Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.15 Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation(2)
Exhibit 10.16 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P.(2)
Exhibit 10.17 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19     Form of Option Agreement (3)
Exhibit 27        Financial Data Schedule
Exhibit 99 Excerpt of Press Release issued by the Company on June 15, 1998 announcing the completion of the debt financing with Nomura Asset Capital Corporation(2)

1 Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3 Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

                          HORIZON GROUP PROPERTIES, INC.
                            Part II - Other Information


(b) Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HORIZON GROUP PROPERTIES, INC.
                               Registrant





Date:  November 13, 1998       By: /s/ Gary J. Skoien
------------------------       ------------------------------------
                               Gary J. Skoien, President and
                               Chief Executive Officer



Date:  November 13, 1998       By: /s/ David R. Tinkham
------------------------       ------------------------------------
                               David R. Tinkham, Chief Accounting
                               and Chief Financial Officer