Form 10-K
period 1998-12-31
HORIZON GROUP PROPERTIES INC
filed 1999-03-31
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                          -----------------

                                       OR

[  ]     TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24123
                         -------------------------------

                         HORIZON GROUP PROPERTIES, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             MARYLAND                              38-3407933
-------------------------------            -----------------------------
(State or other jurisdiction of           (IRS employer identification no.)
incorporation or organization)


  77 WEST WACKER DRIVE, SUITE 4200                 (312)917-1500
         CHICAGO, IL 60601                  ----------------------------
 ------------------------------             (Registrant's telephone number)
(Address of principal executive offices)               including areacode)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           -----------------------------------------------------------

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           -----------------------------------------------------------

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,234,000 based on the closing sale price of $4.25 per share as reported on the NASDAQ on March 5, 1999.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 5, 1999 was 2,796,861.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the following documents of the registrant are incorporated herein by reference: None

                         HORIZON GROUP PROPERTIES, INC.

                                    FORM 10-K

                                DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------

Description                                                                                                                Page No.
-----------                                                                                                                --------
Part I
     Item 1.      Business............................................................................................         3
     Item 2.      Properties..........................................................................................         5
     Item 3.      Legal Proceedings...................................................................................         6
     Item 4.      Submission of Matters to a Vote of Security Holders.................................................         7

Part II
     Item 5.      Market for the Company's Common Shares and Related Stockholder Matters..............................         7
     Item 6.      Selected Financial Data.............................................................................         8
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................................        10
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risks.........................................        15
     Item 8.      Financial Statements and Supplementary Data.........................................................        17
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................        36

Part III
     Item 10.     Directors and Executive Officers of the Company.....................................................        36
     Item 11.     Executive Compensation..............................................................................        39
     Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................        43
     Item 13.     Certain Relationships and Related Transactions......................................................        44

Part IV
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................        46
                  Signatures..........................................................................................        48



                         HORIZON GROUP PROPERTIES, INC.
                            FORM 10-K, ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                     PART I

                                ITEM 1 - BUSINESS


Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime" or "Prime Retail") which was consummated on June 15, 1998 (the "Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states. Twelve of the factory outlet centers and the power center were contributed to the Company by Horizon in connection with the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement"), and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

Also in connection with the Merger and pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 1, 1998 by and among Prime, Horizon, HGP and other parties thereto (the "Merger Agreement"), the shares of Common Stock of the Company, $.01 par value per stock (the "Common Stock"), were distributed to the holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock of Prime and the holders of common stock of Horizon in accordance with the applicable exchange ratio for each such security as set forth in the Merger Agreement.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"), in which the Company is the sole general partner. As of December 31, 1998, HGP owns approximately 82% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

The Company owns Horizon's former administrative offices located in Norton Shores, Michigan and the following centers which were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

       Bellport Outlet Center in Bellport, New York (held in joint ventures) Dry Ridge Outlet Center in Dry Ridge, Kentucky
       Horizon Outlet Center-Holland in Holland, Michigan
       Horizon Outlet Center-Laughlin in Laughlin, Nevada
       Horizon Outlet Center-Monroe in Monroe, Michigan
       Horizon Outlet Center-Somerset in Somerset, Pennsylvania
       Horizon Outlet Center-Traverse City in Traverse City, Michigan Horizon Outlet Center-Tulare in Tulare, California
       Lakeshore Marketplace in Norton Shores, Michigan
       Medford Outlet Center in Medford, Minnesota
       New Mexico Outlet Center in Algodones, New Mexico (vacant)
       Sealy Outlet Center in Sealy, Texas
       Warrenton Outlet Center in Warrenton, Missouri

Immediately after the Merger, the Company acquired the two properties listed below for total consideration of $26,015,000 (the "Prime Transferred Properties"). Each property was purchased from an affiliate of Prime.



         Date Acquired                       Property                             Location                     Total Sq. Feet
         -------------                       --------                             --------                     --------------
         June 15, 1998           Nebraska Crossing Factory Shops              Gretna, Nebraska                    192,000
         June 15, 1998                Indiana Factory Shops                  Daleville, Indiana                   234,000
                                                                                                                  -------
            Total                                                                                                 426,000
                                                                                                                  -------
                                                                                                                  -------



The Company's Articles of Amendment and Restatement (the "Charter") requires it to operate in a manner so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. In order to qualify as a REIT, the Company is required to pay dividends to its shareholders of at least 95% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions to its shareholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise, for the expansion and renovation of its existing properties and for the retirement of debt. Based on its taxable income for the period from June 15, 1998 to December 31, 1998, HGP is not presently required to pay a dividend to its shareholders.

In connection with the Merger, Prime guaranteed certain debt of the Company and agreed to lend the Company the funds required to repay a $4.0 million credit facility which the Company assumed. The Company is obligated to pay Prime an annual fee of $400,000 related to the guarantees, and has also indemnified Prime with respect to payments which Prime may make pursuant to the guarantees.

On January 5, 1999, the Company received a proposal from Prime Capital Holdings LLC ("PCH"), a privately owned company, regarding a possible business combination. The proposal states that PCH, through a subsidiary, operates as a fully integrated real estate finance company providing senior and mezzanine financing to the real estate industry with offices in New York, Chicago and San Francisco. The majority owner of PCH is The Prime Group, Inc., a privately owned diversified real estate company led by Michael W. Reschke. Mr. Reschke is a Director and a significant shareholder of HGP. Gary Skoien, Chairman of the Board, President and Chief Executive Officer of HGP, is also an officer of The Prime Group, Inc. with responsibility for business interests that are not related to PCH.

On January 24, 1999, HGP engaged BT Alex. Brown, Incorporated to evaluate the business combination proposal from PCH and also explore other opportunities to enhance shareholder value.

On March 17, 1999, the Company received a letter from PCH withdrawing its proposal for a business combination with HGP.

TAX STATUS

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders, is permitted to reduce or to eliminate the payment of federal income taxes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. The operations of the Company resulted in a taxable loss for the period from June 15, 1998 to December 31, 1998.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on their property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of the properties, the Company may be potentially liable for the costs of removal or remediation of hazardous substances.

EMPLOYEES

As of December 31, 1998, the Company had 205 employees. The Company believes that its relations with its employees are satisfactory.

                               ITEM 2 - PROPERTIES

The following table and accompanying notes set forth information concerning each property in which the Company owns an equity interest as of December 31, 1998. See also Schedule III in Item 8 for additional information.

                             PORTFOLIO OF PROPERTIES
                                DECEMBER 31, 1998

                                                                                      Initial                        Percentage
Name and Location of Center                                                         Construction    Gla (Sq. Ft)      Leased (1)
---------------------------                                                         ------------    ------------      ----------
Bellport Outlet Center in Bellport, New York (2)                                        May 1992      291,248          75.6%

Dry Ridge Outlet Center in Dry Ridge, Kentucky                                      October 1991      117,980          82.1

Horizon Outlet Center-Holland in Holland, Michigan                                September 1988      185,769          80.4

Horizon Outlet Center-Laughlin in Laughlin, Nevada                                     July 1996      256,897          84.3

Horizon Outlet Center-Monroe in Monroe, Michigan                                   November 1987      225,121          87.4

Horizon Outlet Center-Somerset in Somerset, Pennsylvania                              April 1990      199,962          69.7

Horizon Outlet Center-Traverse City in Traverse City, Michigan                      October 1990      153,975          75.9

Horizon Outlet Center-Tulare in Tulare, California                                 November 1995      138,647          92.9

Indiana Factory Shops in Daleville, Indiana                                        November 1994      234,149          75.9

Lakeshore Marketplace in Norton Shores, Michigan (Power Center)                     October 1995      356,592          68.9

Medford Outlet Center in Medford, Minnesota                                            June 1991      188,060          87.7

Nebraska Crossing Factory Shops in Gretna, Nebraska                                 October 1993      191,500          83.0

Sealy Outlet Center in Sealy, Texas                                                  August 1995      191,587          86.7

Warrenton Outlet Center in Warrenton, Missouri                                    September 1993      199,963          90.1

New Mexico Outlet Center in Algodones, New Mexico                                   October 1993      155,170             -  (3)
                                                                                                    ---------        ------
TOTAL CENTERS                                                                                       3,086,620          80.4% (4)
                                                                                                    ---------        ------
                                                                                                    ---------        ------



NOTES:
(1) Percentage reflects executed leases as of December 31, 1998 as a percent of total gross leasable area ("GLA"). Includes only leases which have total terms of 12 months or longer.
(2) HGP has a 50% joint venture partnership interest in Phase I of this property and a 45% joint venture partnership interest and other interests in Phases II and III.
(3)  As of January 31, 1998, this center was unoccupied and held for sale.
(4)  Excludes New Mexico Outlet Center which is vacant and held for sale.
(5) In the opinion of HGP's management, all of the properties described above are adequately covered by insurance.

LEASE INFORMATION

In general, the leases have initial terms of one to ten years. Most leases provide for the payment of percentage rent for annual sales in excess of certain thresholds. In addition, HGP's typical leases provide for the recovery of all of a merchant's proportionate share of actual common area maintenance, refuse removal, insurance, and real estate taxes as well as a collection for advertising and promotion and an administrative fee. Common area maintenance includes such items as common area utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses.

LEASE EXPIRATIONS - PROPERTIES

The following table shows lease expirations for the next five years at the Company's properties, including the Bellport Outlet Center (as of December 31, 1998 and assuming no lease renewals or extensions):

                                                             Approximate Gla
          Year              Number of Leases Expiring             (Sq. Ft.)
          ----              -------------------------       ---------------
          1999                          140                       525,397
          2000                          100                       349,314
          2001                          115                       448,860
          2002                           70                       313,539
          2003                           44                       167,178




TENANT INFORMATION

HGP's shopping centers feature a variety of retailers of widely recognized, traditional brand name merchandise. The following table sets information as to HGP's major tenants as of and for the period from June 15, 1998 to December 31, 1998.

                                                                    Occupied
                                               Number of               Gla                  Percentage of             Percentage of
Tenant                                          Stores              (Sq. Ft)               Total Revenues             Gla Occupied
------                                          ------              ---------              --------------             ------------
Phillips Van Heusen Corp.                          28                141,599                   11.14%                     6.91%
Dress Barn, Inc.                                   13                 88,994                    8.37%                     4.35%
Elder-Beerman Stores Corp.                          1                 87,185                    3.88%                     4.26%
Mikasa, Inc.                                       10                 76,304                    6.27%                     3.73%
Bugle Boy Industries, Inc.                         11                 66,635                    3.70%                     3.25%
Gap, Inc.                                           6                 62,536                    2.32%                     3.05%
Sara Lee Direct                                    15                 61,912                    5.00%                     3.02%




COMPETITION

HGP's factory outlet centers compete for customers primarily with factory outlet centers built and operated by other developers, traditional shopping malls and off-price retailers. HGP believes that the majority of its customers visit factory outlet centers because they are intent on buying first-quality and name-brand goods at discounted prices. Traditional full and off-price retailers are often unable to provide such a variety of products at attractive prices at a single location every day.

Numerous developers and real estate companies are engaged in the development or ownership of factory outlet centers and other retail complexes that compete with HGP in seeking tenants for its centers. Management believes that HGP competes with many large national and small developers of factory outlet centers. This results in competition for tenants to lease space in the factory outlet centers that HGP and its competitors own or operate. The development of a new, competing factory outlet center with a more convenient location or more favorable rental terms may attract HGP's tenants or cause them to renegotiate their leases at or prior to renewal.

As HGP seeks to implement its business plan to enhance the value of its real estate assets by exploring alternative retail and non-retail uses, it will compete directly with a broader array of national and regional real estate management and development companies, many of which are large and have greater financial resources than HGP.


                            ITEM 3- LEGAL PROCEEDINGS

On January 20, 1999, a purported shareholder of HGP filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois against HGP, PCH and the Directors of HGP claiming, among other things, that HGP's directors breached their fiduciary duties to HGP's shareholders in connection with a business combination proposal made by PCH. The lawsuit requests that the transaction with PCH be enjoined, or, in the event that the transaction is consummated, that the transaction be rescinded and that damages be awarded to the purported class members. On March 17, 1999, the Company received a letter from PCH withdrawing its proposal for a business combination with HGP. The Company obtained an extension to answer the complaint and believes that the lawsuit is without merit and intends to contest the lawsuit vigorously.

                          ITEM 4- SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.


                                     PART II

                ITEM 5-MARKET FOR THE COMPANY'S COMMON SHARES AND
                           RELATED STOCKHOLDER MATTERS

The Company's common shares commenced trading on the Nasdaq SmallCap Market of The Nasdaq Stock Market, Inc. ("Nasdaq") on a when-issued basis on June 16, 1998 and on a regular-way basis on June 18, 1998 (three days after the distribution of the Company's shares in connection with the Merger), under the trading symbol "HGPI".

The following table sets forth the quarterly high and low sales prices per share of the Company's common shares, as reported by Nasdaq.

                                         MARKET PRICE PER COMMON SHARE
                                                     1998
                             ----------------------------------------------------
                             FOURTH             THIRD           JUNE 16, 1998
                             QUARTER           QUARTER         TO JUNE 30, 1998
                             -------           -------         ----------------
High                         $4,500            $6.750               $7.125
Low                           1.875             2.375                3.500
Dividends declared            -                 -                    -



The approximate number of holders of record of the common shares was 573 as of March 5, 1999.

                         ITEM 6- SELECTED FINANCIAL DATA

The following table presents selected historical financial data of HGP and the Predecessor Properties (as defined herein) and should be read in conjunction with the consolidated and combined financial statements and notes thereto included in Part II, Item 8. The Predecessor Properties historical information has been derived from the operations and historical basis of 13 of Horizon's 35 outlet centers (including one power center) that were contributed to HGP by Horizon in connection with the Prime Retail merger. As historically HGP was not a separate legal entity with its own capital structure, per share data for net income and dividends have not been presented. The historical financial information may not be indicative of HGP's future performance and does not necessarily reflect what the financial position and results of operations of HGP would have been had HGP operated as a separate, stand-alone entity during the periods prior to June 15, 1998. See Note 2 to the consolidated and combined financial statements. The selected financial data set forth does not include the operating results or financial position of the Prime Transferred Properties (as defined herein) for the periods prior to their acquisition on June 15, 1998.





                                          Horizon Group
                                         Properties, Inc.
                                               as of          Predecessor
                                         December 31,1998     Properties       Predecessor Properties as of or for the Year Ended
                                        or for the Period    for the Period                       December 31,
                                         June 15, 1998 to   January 1,1998    ----------------------------------------------------
                                         December 31,1998   to June 14,1998     1997           1996            1995          1994
                                         ----------------   ---------------     ----           ----            ----          ----
                                                                    (In Thousands, Except Per Share Amounts )
OPERATING DATA
Revenues                                 $  17,147          $  12,607        $  30,228       $  27,648     $   15,478      $  9,832
Expenses                                    16,701             16,362           33,732          21,986         11,810         6,165
Impairment (1)                                   -                  -            6,949          24,631                            -
                                                                                                                    -
Income (loss) from joint ventures              (59)              (207)             113             281             128            -
                                     -------------        -----------      ------------    ------------   -------------  ----------
Income (loss) before gain on sale of
  real estate, extraordinary charge
  and minority interests                       387             (3,962)         (10,340)         (18,688)          3,796       3,667

Gain on sale of real estate                      -                  -                                73               3           -
                                     --------------       ------------     --------------  -------------  --------------  ---------
                                                                                     -

Income (loss) before extraordinary
charge   and minority interests                387             (3,962)         (10,340)        (18,615)         3,799         3,667

Extraordinary charge on debt                    -                  -              (764)           (155)             -             -
prepayment
                                     --------------       ------------     ------------    ------------   --------------- ---------
Income (loss) before minority                  387
interests

Minority interests (2)                         (69)
                                     --------------


Net Income (loss)                    $         318         $   (3,962)       $ (11,104)      $ (18,770)   $     3,799      $  3,667
                                     --------------       ------------     ------------    ------------   --------------- ---------
                                     --------------       ------------     ------------    ------------   --------------- ---------
Net Income per share - diluted (3)   $         .11
                                     --------------
                                     --------------
Dividends per share (4)              $          -
                                     --------------
                                     --------------

BALANCE SHEET DATA:

Real estate, net of accumulated
depreciation                              $142,588                            $198,528        $195,541       $197,845       $49,520
Total assets                               165,678                             221,976         230,744        206,799        52,147
Debt (allocation from Horizon for
Predecessor Properties)                    114,752                             131,793         113,885         87,901        13,151
Net assets                                                                      83,162         107,360        105,248        36,419
Total shareholders' equity                  33,614

Other Data:
Cash flows provided by (used in):
  Operating activities                       2,760           $  1,447            6,310          (7,759)         8,785        5,362
  Investing activities                      (2,455)            (1,703)         (11,244)        (33,379)       (81,873)      (3,093)
  Financing activities                        (761)               325            4,152          44,883         72,982       (8,677)

Total gross leasable area (square            2,795              2,247            2,247            2,371         1,965           652
feet)



NOTES:
(1) In 1997, represents a $6.0 million charge to reduce the carrying value of four centers subject to a sale agreement to their estimated sales value less costs to dispose and a $0.9 million impairment charge related to development projects that were not pursued. In 1996, represents a $22.8 million charge to reduce the carrying value of four centers that resulted from management's effort to market one center for sale and revised occupancy estimates on three centers that indicated a permanent impairment in their value. In addition, the impairment expense includes a $1.8 million charge related to development projects which were not pursued (See Note 5).
(2) No minority interest was allocated to the Predecessor Properties due to the change in the capital structure resulting from the Merger.
(3) No per share net income or loss information is presented for the Predecessor Properties due to the change in the capital structure resulting from the Merger.
(4) No dividend information is shown for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

                        SELECTED QUARTERLY FINANCIAL DATA


                                                 Predecessor Properties                  Horizon Group Properties, Inc.
                                               --------------------------          ------------------------------------------
                                                 First             4/1-             6/15-            Third             Fourth
                                                Quarter           6/14/98          6/30/98          Quarter           Quarter
                                                -------           -------          -------          -------           -------
                                                                   (In Thousands, Except Per Share Amounts)
        1998
Revenue                                        $  6,718         $  5,889          $ 1,161            $7,715           $ 8,271
Expenses                                          8,397            7,965            1,200             7,646             7,855
Income (loss) from joint ventures                   (81)            (126)               1               (19)              (41)
                                               --------       ----------       -----------         --------         ---------

Income (loss) before minority interests          (1,760)          (2,202)             (38)               50               375

Minority interests (1)                                                                  6               (16)              (59)
                                                                               -----------         --------         ---------


Net income (loss)                               $(1,760)         $(2,202)       $     (32)         $     34          $    316
                                               --------       ----------       -----------         --------         ---------
                                               --------       ----------       -----------         --------         ---------

Net income (loss) per share - basic and
  diluted (2)                                                                    $  (0.01)          $  0.01          $   0.11
                                                                                 -----------         --------         ---------
                                                                                 -----------         --------         ---------





                                                                                   Predecessor Properties
                                                          ------------------ ------------------ --------------- -------------------
                                                                First             Second            Third             Fourth
                                                               Quarter            Quarter          Quarter           Quarter
                                                               -------            -------          -------           -------
                                                                                      (In Thousands)
         1997
Revenue                                                       $ 6,907            $ 6,410           $ 6,949           $ 9,962
Expenses                                                        7,532              7,347            14,709            11,093
Income (loss) from joint ventures                                 101                127                (5)             (110)
                                                            ---------          ---------        ----------          --------

Net income (loss) before extraordinary charge                    (524)              (810)           (7,765)           (1,241)

Extraordinary charge                                                -               (764)                  -               -
                                                          -----------          ---------        ------------     -----------


Net income (loss)                                             $  (524)           $(1,574)          $(7,765)          $(1,241)
                                                          -----------          ---------        ------------     -----------
                                                          -----------          ---------        ------------     -----------



NOTES:
(1) No minority interest was allocated to the Predecessor Properties due to the change in the capital structure resulting from the Merger.
(2) No per share net income is presented for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

                 ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as hereinafter defined) should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of December 31, 1998, owned approximately 82% of the partnership interests of HGP LP ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

GENERAL OVERVIEW

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states comprising an aggregate of approximately 3.1 million square feet of gross leasable area ("GLA"). Twelve of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

RESULTS OF OPERATIONS

1998 Compared to 1997

The statements for the periods subsequent to June 15, 1998, (the date of the Company's acquisition of the 12 outlet centers, one power center and Horizon's former administrative office from Horizon (the "Predecessor Properties") and the purchase of two properties from Prime (the "Prime Transferred Properties")) reflect the operation of the Company as a separate entity. The financial statements of the Company for the periods subsequent to June 15, 1998 are not directly comparable to the statements of the Predecessor Properties for periods prior to the Merger due to a number of factors, including (1) a significant change in the indebtedness of the Company which occurred in conjunction with the Merger; (2) the acquisition by the Company of two additional outlet centers immediately after the Merger, the results of which are not included in the financial statements of the Predecessor Properties; (3) the fact that the outlet center in Algodones, New Mexico was substantially occupied during the periods presented prior to 1998 but was vacant during the periods subsequent to June 15, 1998 and (4) the carrying value of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost and depreciation expense is based on those costs. The Predecessor Properties are stated at the fair value as of the date of the Merger, resulting in a lower carrying value compared to periods prior to the Merger and a related decrease in depreciation expense.

The financial statements for the periods prior to the Merger reflect the results of operations, financial position, and cash flows of the Predecessor Properties prior to the Merger as if the Predecessor Properties had been a separate entity which owned such assets for all periods presented. The historical results of operations and financial condition of the Predecessor Properties are based on the manner in which Horizon historically managed such net assets. Accordingly, the combined financial statements of the Predecessor Properties have been prepared using Horizon's historical basis of the assets and liabilities and historical results of operations related to the Predecessor Properties. In this regard, because Horizon owned the Predecessor Properties, together with other properties which were not contributed to the Company, the Predecessor Properties were not insulated from the obligations and commitments of Horizon. Certain assumptions relating to the allocation of cash and cash equivalents, debt and financing costs, interest expense and general and administrative expenses, all of which were historically aggregated by Horizon, have been made in the combined financial statements for the periods prior to the Merger. See Note 2 to the consolidated and combined financial statements. These statements have been combined based upon the historical common ownership and management of the outlet centers. For these and other reasons, the operating results of HGP are not comparable to those of the Predecessor Properties.

Rental revenue for the Predecessor Properties (excluding the Algodones, New Mexico Center which was vacant in 1998) for the year ended December 31, 1998 increased 8% compared to the prior year. Rental revenue for the Algodones, New Mexico center totaled $4,687,000 for the year ended December 31, 1997. Operating expenses and real estate taxes for the year ended December 31, 1998 for the Predecessor Properties (excluding the Algodones, New Mexico center) decreased approximately 4% compared to the prior year. Operating expenses and real estate taxes for the Algodones, New Mexico center were $314,000 for the year ended December 31, 1997.

The financial statements for the year ended December 31, 1998 include net a charge of $700,000 as part of a budgeted 1998 marketing landlord contribution. This total contribution was used primarily to supplement the funds received from tenants to market five key centers. In 1997, such charges totaled $734,000.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico Center) for the year ended December 31, 1997 was 75.0%. As of December 31, 1998, occupancy of the Company's total operating portfolio was 80.4%.

Net income for the period from June 15, 1998 to December 31, 1998 was $.12 and $.11 per share on a basic and diluted basis, respectively. Funds from operations for the period from June 15, 1998 to December 31, 1998 was $.90 per share on a diluted basis. Per share information is not presented for periods prior to the Merger due to the change in capital structure resulting from the Merger.

Impairment charges of $6.9 million were recorded in the year ended December 31, 1997 based on a contingent sales contract related to four centers and the abandonment of certain development projects. No similar charges were recorded in the period from June 15, 1998 to December 31, 1998.

Included in the net loss for 1997 is a $0.8 million extraordinary charge resulting from an early prepayment of debt. Horizon refinanced its outstanding short-term debt during the second quarter of 1997 and the extraordinary charge represents the Predecessor Properties' proportionate share of Horizon's expense. There was no similar charge in the period from June 15, 1998 to December 31, 1998.

The Company operates primarily from the former headquarters of Horizon in Norton Shores, Michigan in an office building previously owned by Horizon and now owned by the Company. Most employees of the Company, with the exception of some of its senior management, were former employees of Horizon. In connection with the Merger, a substantial number of former Horizon employees were either not offered employment with the Company or offered continued employment for a limited period of time. The Company has currently leased a small portion of its office building to an unrelated tenant and is seeking additional tenants to occupy the space not required by the Company to accommodate its operations. The Company also leases office space in Chicago, Illinois for its senior management and leases office space in McLean, Virginia for its leasing staff. During the third quarter of 1998, the Company amended its lease in Virginia and relocated to smaller offices thereby reducing rental expense. As a result of the above mentioned factors, among others, the general and administrative expenses of the Company for the periods subsequent to June 15, 1998 are not necessarily representative of the expenses which will be incurred on an ongoing basis.

PREDECESSOR PROPERTIES

1997 Compared to 1996

Loss before minority interests and extraordinary charge was $10.3 million in 1997 compared to loss before minority interests and extraordinary charge of $18.6 million in 1996. Included in the net loss for 1997 is a $0.8 million extraordinary charge resulting from an early prepayment of debt. Horizon refinanced its outstanding short-term debt during the second quarter of 1997 and the extraordinary charge represents the Predecessor Properties' proportionate share of Horizon's expense.

Total revenues increased 9% to $30.2 million in 1997 from $27.6 million in 1996. Base rent increased $3.3 million, or 18% for the year ended December 31, 1997, compared to the corresponding period in 1996 primarily due to $3.0 million of prepaid rent on the Algodones, New Mexico property that was recognized in 1997 due to the early termination of the lease. Percentage rent increased in the same period due to higher tenant sales. Decreases in expense recoveries from tenants in 1997 compared to 1996 resulted principally from lower average occupancy. For the years ended December 31, 1997 and 1996, expense recoveries covered 78% and 92% of property operating and real estate tax expenses, respectively.

Property operating and real estate tax expenses have increased as a result of an expansion of the portfolio. General and administrative expense increased from $2.1 million in 1996 to $2.7 million in 1997 primarily due to $0.4 million in increased professional fees and a larger percentage of overhead costs that were expensed as a result of lower development activity. As a result, general and administrative expenses, as a percentage of total revenues, increased to 9% in 1997 compared to 8% in 1996.

Depreciation and amortization increased $4.0 million or 75% during 1997 when compared to 1996. Interest expense increased $5.0 million or 82% between the comparable periods. The increases are primarily a result of the inclusion of interest and depreciation expense associated with the outlet center in Laughlin, Nevada after it was placed in service in July, 1997.

In 1997, Horizon's management entered into an agreement, subject to certain contingencies, to sell four outlet centers for $17.0 million. A charge for asset impairment of $6.0 million was recorded in the results of operations of HGP in the year ended December 31, 1997 to reduce the carrying value of these outlet centers to their estimated fair values less cost to dispose. Subsequently, the sales agreement was terminated and management decided to then pursue the sale of only one of the properties, the New Mexico Outlet Center. The remaining three properties were reclassified to real estate assets at their fair values as of the date of the decision not to sell. In addition, the 1997 expense included a $0.9 million impairment charge related to development projects, which will not be pursued. In 1996, impairment charges of $24.6 million were recorded related to permanent declines in the value of certain properties.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the aggregate amount of outstanding mortgages and other debt on the Company's balance sheet was approximately $114.8 million. While the Company is contemplating the expansion of the Tulare Outlet Center, the Company does not plan to significantly expand its other outlet centers during 1999. However, the Company does plan to spend approximately $3.0 million for tenant allowances, capital improvements and repairs to its outlet centers over the next twelve months, of which $1.2 million will come from an escrow which was established at the closing of the HGP Credit Facility with Nomura (each as hereinafter defined). The Company plans to fund the remaining costs with existing cash balances and cash flow from operations.

The Company is required to make monthly deposits with Nomura for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $4.5 million as of December 31, 1998. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3.0 million in cash to the Company at the closing of the Merger as 75% of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. Also due under the Working Capital Agreement is $710,200 for retention payments made to Horizon employees. The balances due are included in Other Assets on the consolidated balance sheet.

The Company expects to meet its short-term liquidity requirements generally through working capital, cash flows from operations and from the proceeds of the loan which Prime is obligated to make to the Company pursuant to the terms of the Working Capital Agreement. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. There can be no assurance that the Company will be able to successfully obtain such funding sources or, if obtained, on favorable terms.

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") which has a current balance of $105.4 million at December 31, 1998. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime. The HGP Credit Facility also contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company currently intends to seek such financing from Nomura on or before the maturity of the HGP Credit Facility and accordingly does not currently anticipate that such fee will be paid. As a result, the consolidated financial statements do not include any adjustment relating to this penalty. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates.

The Company has loans totaling $3.0 million as of December 31, 1998 secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of March 5, 1999, such consent had not been obtained.

The Company also has a $4.0 million revolving credit facility that matures April 30, 1999. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility, and is obligated to lend the Company an additional $3.0 million all at an interest rate of 10% (the "Prime Loan") in order to repay such indebtedness pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to reduce the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico Outlet Center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of March 5, 1999, such consent had not been obtained. The Company accounts for its investment in this partnership using the equity method of accounting.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matures April 30, 1999. The Company accounts for its investment in this partnership using the equity method of accounting.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained on favorable terms. Any such failure to obtain such consents or such financing could have a material adverse effect upon the Company. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of these uncertainties.

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000. This obligation was assumed by HGP at the date of the Merger and is reflected as a liability on the balance sheet as of December 31, 1998.

YEAR 2000


  GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE
         YEAR 2000 ON INFORMATION TECHNOLOGY ("IT") AND NON-IT SYSTEMS

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

                                CONTINGENCY PLANS

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans include, among other actions, utilizing off-site vendor hardware and software to process general ledger and billing transactions related to the operation of the Company and its properties and the manual operation of certain equipment at the Company's operating properties. Since the Company cannot anticipate all possible future outcomes of the year 2000 problem, nor predict the readiness of entities with which it transacts business, there can be no assurance these events will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

                             OTHER YEAR 2000 ISSUES

The majority of actions previously taken and expected to be taken by the Company to be Year 2000 compliant with respect to its software have been or would have been made in the ordinary course of utilizing such software. Typically, such actions involve updating existing software with newer versions, which the Company typically does on an ongoing basis. The Company maintains an agreement with JD Edwards which entitles it to upgrades of its general ledger and billing systems on a periodic basis. The Company expects to spend approximately $10,000 to upgrade the software used in its voice-mail system and the operating system and network software related to the Company's AS/400 computer in order to make them Year 2000 compliant. The Company has not fully completed the assessment phase related to other software and hardware and cannot currently quantify the cost of other actions which may be required to become Year 2000 compliant. The Company expects to internally fund or lease the hardware or software required to become Year 2000 compliant.

The Company's IT department is conducting its Year 2000 compliance programs simultaneously with its other functions. To date, such actions have not, and the Company does not expect future actions in this regard, to significantly impact other projects undertaken by the IT department.


                                    ITEM 7A -
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $105.4 million at December 31, 1998. The interest rate is set monthly at a rate equal to 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. Since the facility was put in place June 15, 1998, the LIBOR rate to which the facility is tied has moved in a fairly narrow range. The monthly interest rates applicable from June 15, 1998 to December 31, 1998 ranged from 7.18% to 7.56%. As of December 31, 1998, the effective rate was 7.45%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 80 basis points (.8%).


      Principal Amount         Change in Libor Rate       Change in Interest Expense       Per Share - Diluted
      ----------------         --------------------       --------------------------       -------------------
        $105,400,000                   .8%                         $843,200                        $.25



INFLATION


HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increase in common area main tenant expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

LEGAL PROCEEDINGS

On January 20, 1999, a purported shareholder of HGP filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois against HGP, PCH and the Directors of HGP claiming, among other things, that HGP's directors breached their fiduciary duties to HGP's shareholders in connection with a business combination proposal made by PCH. The lawsuit requests that the transaction with PCH be enjoined, or, in the event that the transaction is consummated, that the transaction be rescinded and that damages be awarded to the purported class members. On March 17, 1999, the Company received a letter from PCH withdrawing its proposal for a business combination with HGP. HGP has obtained an extension to answer the complaint and the Company believes that the lawsuit is without merit and intends to contest the lawsuit vigorously.

                         HORIZON GROUP PROPERTIES, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                               PAGE
                                                                                                                               ----
Report of independent auditors..................................................................................................17

Consolidated Balance Sheet of the Company at December 31, 1998 and Combined
   Balance Sheet of the Predecessor Properties at December 31, 1997.............................................................18

Consolidated Statement of Operations of the Company for the period from June 15,
   1998 to December 31, 1998 and Combined Statements of Operations of the
   Predecessor Properties for the period from January 1, 1998 to June 14, 1998 and the Years ended December 31, 1997 and 1996...............................................................................19

Consolidated  Statement  of Changes in  Shareholders'  Equity and  Combined  Statement of Changes in Net Assets.................20

Consolidated Statement of Cash Flows of the Company for the period from June 15,
   1998 to December 31, 1998 and Combined Statements of Cash Flows of the
   Predecessor Properties for the period from January 1, 1998 to June 14, 1998 and the Years ended December 31, 1997 and 1996...............................................................................21

Notes to Consolidated and Combined Financial Statements ........................................................................22

Schedule as of December 31, 1998:
   III - Real Estate and Accumulated Depreciation...............................................................................34



All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          ITEM 8- FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Directors
Horizon Group Properties, Inc.

We have audited the accompanying consolidated balance sheet of Horizon Group Properties, Inc. (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from June 15, 1998 to December 31, 1998. We have also audited the accompanying combined balance sheet of the Predecessor Properties as of December 31, 1997, and the related combined statements of operations, changes in net assets and cash flows for the period from January 1, 1998 to June 14, 1998 and for the years ended December 31, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Group Properties, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the period from June 15, 1998 to December 31, 1998, and the combined financial position of the Predecessor Properties at December 31, 1997, and the combined results of their operations and their cash flows for the period from January 1, 1998 to June 14, 1998 and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                              Ernst & Young LLP


Chicago, Illinois
March 5, 1999,
except for the fifth paragraph
of Note 15, as to which the date
is March 17, 1999

                         HORIZON GROUP PROPERTIES, INC.

                    CONSOLIDATED AND COMBINED BALANCE SHEETS


                                                                             Horizon Group
                                                                          Properties, Inc. At         Predecessor Properties At
                                                                           December 31, 1998              December 31, 1997
                                                                          --------------------        -------------------------
                                                                                  (In Thousands, Except Per Share Amounts)
ASSETS
 Real estate - at cost:
   Land                                                                         $  11,914                   $  16,421
   Buildings and improvements                                                     133,061                     200,058
   Less accumulated depreciation                                                   (2,387)                    (17,951)
                                                                                ---------                   ---------
     Total net real estate                                                        142,588                     198,528

Cash and cash equivalents                                                           2,686                       3,729
Restricted cash                                                                     4,465                           -
Tenant accounts receivable                                                          1,280                         368
Investments in and advances to joint ventures                                       8,527                      11,948
Real Estate held for sale                                                           2,500                       1,933
Deferred costs (net of accumulated amortization of $103 and $2,098 at
December 31, 1998 and 1997, respectively)                                             826                       4,696
Other assets                                                                        2,806                         774
                                                                                 --------                    --------

   Total assets                                                                  $165,678                    $221,976
                                                                                 --------                    --------
                                                                                 --------                    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                                         $114,752                    $131,793
Accounts payable and accrued expenses                                               5,676                       4,790
Prepaid rents and other tenant liabilities                                            976                         959
Other liabilities                                                                   3,322                       1,272
                                                                                ---------                   ---------
   Total liabilities                                                              124,726                     138,814
                                                                                ---------                   ---------

COMMITMENTS AND CONTINGENCIES


NET ASSETS OF PREDECESSOR PROPERTIES                                                                        $ 83,162
                                                                                                            --------
                                                                                                            --------

MINORITY INTERESTS                                                                  7,338

SHAREHOLDERS' EQUITY:
Common shares ($.01 par value, 50,000 shares authorized,
   2,782 issued and outstanding)                                                       28
Additional paid-in capital                                                         33,268
Accumulated earnings                                                                  318
                                                                                ---------

   Total shareholders' equity                                                      33,614
                                                                                ---------
     Total liabilities and shareholders' equity                                  $165,678
                                                                                ---------
                                                                                ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                  Horizon Group
                             Properties, Inc. for the                        Predecessor Properties
                                   Period From             --------------------------------------------------------------
                                 June 15, 1998 to          for the Period From         for the Year          for the Year
                                December 31, 1998            January 1, 1998               Ended                Ended
                              ---------------------------    to June 14, 1998        December 31, 1997    December 31, 1996
                                                           -------------------       ------------------   -----------------
                                                                 (In Thousands, Except Per Share Amounts)
REVENUE
   Base rent                               $12,952                $  9,167              $ 21,794            $ 18,522
   Percentage rent                              53                      44                   119                  83
   Expense recoveries                        3,286                   2,631                 6,716               7,125
   Other                                       856                     765                 1,599               1,918
                                          --------                --------             ---------            --------
     Total revenue                          17,147                  12,607                30,228              27,648
                                          --------                --------             ---------            --------

EXPENSES
   Property operating                        3,513                   2,634                 5,699               5,072
   Real estate taxes                         1,622                   1,379                 2,879               2,653
   Land leases and other                     1,344                     785                 2,162                 779
   Depreciation and amortization             2,393                   4,640                 9,280               5,288
   General and administrative                2,597                   1,061                 2,680               2,133
   Provision for impairment                      -                       -                 6,949              24,631
   Interest                                  5,232                   5,863                11,032               6,061
                                          --------                --------             ---------            --------
     Total expenses                         16,701                  16,362                40,681              46,617
                                          --------                --------             ---------            --------

Income (loss) from joint ventures              (59)                   (207)                  113                 281
                                          --------                --------             ---------            --------

Income (loss) before gain on sale
of real estate, extraordinary
charge and minority interests                  387                  (3,962)              (10,340)            (18,688)

Gain on sale of real estate                      -                       -                     -                  73
                                       -----------           -------------        --------------            --------

Income (loss) before extraordinary
charge and minority interests                  387                  (3,962)              (10,340)            (18,615)

Extraordinary charge on debt
prepayment                                       -                       -                  (764)               (155)
                                          --------              ----------              ---------             --------

Income before minority interests               387                  (3,962)              (11,104)            (18,770)

Minority interests                             (69)                      -                     -                   -
                                          --------               ----------             ---------            ---------


NET INCOME (LOSS)                         $    318                $ (3,962)             $(11,104)           $(18,770)
                                          --------               ----------             ---------            ---------
                                          --------               ----------             ---------            ---------
PER COMMON SHARE - BASIC AND DILUTED:
   Net income per share - basic           $   0.12
                                          --------
                                          --------
   Net income per share - diluted         $   0.11
                                          --------
                                          --------

Weighted average common shares

   outstanding - basic                       2,765
                                          ========
Weighted average common shares
outstanding - diluted                        3,389
                                          ========



SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
                   COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (In thousands)




                                              Common Shares        Additional
                                      ------------------------      Paid-In           Accumulated         Shareholders'
                                        Number         Amount        Capital            Earnings             Equity
                                        ------         ------       ----------        ------------       ------------
Horizon Group Properties, Inc.
SHAREHOLDERS' EQUITY
Balance, June 15, 1998                  2,739            $27            $32,750         $     -              $32,777

Units exchanged for common shares          43              1                518               -                  519
Net income                                  -              -                  -             318                  318
                                      -------         ------         ----------           -----           ----------


Balance, December 31, 1998              2,782            $28            $33,268            $318              $33,614
                                      -------         ------         ----------           -----           ----------
                                      -------         ------         ----------           -----           ----------



        NET ASSETS OF PREDECESSOR PROPERTIES
        Net assets at January 1, 1996                          $105,248
           Net contributions from Horizon                        20,882
           Net loss                                             (18,770)
                                                              ---------

        Net assets at December 31, 1996                         107,360
           Net distributions to Horizon                         (13,094)
           Net loss                                             (11,104)
                                                              ---------

        Net assets at December 31, 1997                          83,162
           Net distributions to Horizon                          (4,625)
           Net loss                                              (3,962)
                                                              ---------

        Net assets at June 14, 1998                           $  74,575
                                                              ---------
                                                              ---------


                         HORIZON GROUP PROPERTIES, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS


                                                   Horizon Group                          Predecessor Properties
                                                  Properties, Inc.     ----------------------------------------------------------
                                                   for the Period         for the Period           for the             for the
                                                 From June 15, 1998    From January 1, 1998       Year Ended          Year Ended
                                                to December 31, 1998     to June 14, 1998     December 31, 1997    December 31, 1996
                                                --------------------   -------------------    ------------------   -----------------
                                                                                 (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before extraordinary charge          $    318             $(3,962)              $(10,340)            $(18,615)
Adjustments to reconcile income (loss)
before extraordinary charge to net cash
provided by (used in) operating activities:
     Income (loss) from joint ventures                  (59)               (207)                   113                  281
     Minority interests in net income                    69                   -                      -
     Depreciation                                     2,387               4,260                  8,595                4,581
     Amortization                                       104                 771                  1,127                1,148
     Gain on sale of real estate                          -                   -                      -                  (73)
     Provision for impairment                             -                   -                  6,949               24,631
   Changes in assets and liabilities:
     Restricted cash                                   (929)                  -                      -                    -
     Tenant accounts receivable                        (687)               (409)                   482                  340
     Investments in and advances to joint
       ventures                                         139               2,267                  2,507              (14,033)
     Deferred costs and other assets                 (1,836)                446                   (644)              (1,848)
     Accounts payable and accrued
       expenses                                       2,955              (1,306)                (1,160)              (6,076)
     Other liabilities                                    -                 (47)                (1,089)               1,537
     Prepaid rents and other tenant liabilities         299                (366)                  (230)                 388
                                                   --------            --------            -----------         ------------
Net cash provided by (used in)
   operating activities                               2,760               1,447                  6,310               (7,759)
                                                   --------            --------            -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and
     improvements                                    (2,455)             (1,703)               (11,244)             (33,613)
   Proceeds from sale of real estate                      -                   -                      -                  234
                                                   --------            --------            -----------         ------------
Net cash used in investing activities                (2,455)             (1,703)               (11,244)             (33,379)
                                                   --------            --------            -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net contributions/(distributions)                      -              (4,625)               (13,094)              20,882
   Principal payments on mortgages and
     other debt                                      (2,961)                  -                      -                    -
   Proceeds from borrowings                           2,200                   -                      -                    -
   Proceeds from net increase in debt                     -               5,090                 17,910               25,984
   Debt issue costs                                       -                (140)                  (664)              (1,983)
                                                   --------            --------            -----------         ------------
Net cash provided by (used in)
financing activities                                   (761)                325                  4,152               44,883
                                                   --------            --------            -----------         ------------
Net increase (decrease) in cash and
   cash equivalents                                    (456)                 69                   (782)               3,745

CASH AND CASH EQUIVALENTS:

   Beginning of period                                3,142               3,729                  4,511                  766
                                                   --------            --------            -----------         ------------
   End of period                                    $ 2,686             $ 3,798             $    3,729           $    4,511
                                                   --------            --------            -----------         ------------
                                                   --------            --------            -----------         ------------




SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                         HORIZON GROUP PROPERTIES, INC.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


NOTE 1 - FORMATION OF THE COMPANY

Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 (the "Merger"). HGP's portfolio consists of 14 factory outlet centers and one power center located in 12 states. Twelve of the factory outlet centers and the power center were contributed to the Company by Horizon in connection with the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

Also in connection with the Merger and pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 1, 1998 by and among Prime, Horizon, HGP and other parties thereto (the "Merger Agreement"), the shares of Common Stock of the Company, $.01 par value per stock (the "Common Stock"), were distributed to the holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock of Prime and the holders of common stock of Horizon in accordance with the applicable exchange ratio for each such security as set forth in the Merger Agreement.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner. As of December 31, 1998, HGP owns approximately 82% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

The Company owns Horizon's former administrative offices located in Norton Shores, Michigan and the following centers which were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

       Bellport Outlet Center in Bellport, New York (held in joint ventures) Dry Ridge Outlet Center in Dry Ridge, Kentucky
       Horizon Outlet Center-Holland in Holland, Michigan
       Horizon Outlet Center-Laughlin in Laughlin, Nevada
       Horizon Outlet Center-Monroe in Monroe, Michigan
       Horizon Outlet Center-Somerset in Somerset, Pennsylvania
       Horizon Outlet Center-Traverse City in Traverse City, Michigan Horizon Outlet Center-Tulare in Tulare, California
       Lakeshore Marketplace in Norton Shores, Michigan
       Medford Outlet Center in Medford, Minnesota
       New Mexico Outlet Center in Algodones, New Mexico (vacant)
       Sealy Outlet Center in Sealy, Texas
       Warrenton Outlet Center in Warrenton, Missouri

The Merger was accounted for under the purchase method of accounting under which contributed assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the Merger. At December 31, 1998, allocation estimates are preliminary. The consolidated financial statements as of December 31, 1998 and for the period from June 15, 1998 to December 31, 1998 include the accounts of the Company's subsidiary, HGP LP and other wholly owned subsidiaries. The Company accounts for its investments in and advances to two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statements of operations include the Company's share of the net income or loss from joint ventures.

Immediately after the Merger, the Company acquired the two properties listed below for total consideration of $26,015,000. Each property was purchased from an affiliate of Prime.

       Nebraska Crossing Factory Shops in Gretna, Nebraska
       Indiana Factory Shops in Daleville, Indiana

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)


The following summarizes the assets, liabilities and equity contributed to and assumed by the Company on June 15, 1998 pursuant to the Contribution Agreement including the acquisition of the two centers from Prime:

                                                      (In Thousands)
                                                       ------------
           Real estate                                   $ 142,520
           Other assets                                     20,278
                                                       -----------
                                                         $ 162,798
                                                       -----------
                                                       -----------

           Mortgages and other debt                      $ 115,514
           Other liabilities                                 6,719
           Minority interests                                7,788
           Shareholders' equity                             32,777
                                                       -----------
                                                         $ 162,798
                                                       -----------
                                                       -----------



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

Also pursuant to the Contribution Agreement, certain partnership interests in two joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Factory Outlet Center, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. The Company is currently seeking the consents of the limited partners to such transfers, but as of March 5, 1999 such consents had not been obtained.

Additionally, the transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of March 5, 1999 such consent had not been obtained. The Company accounts for its investment in these partnerships using the equity method of accounting.

The lender to the previous owner for the mortgage on the corporate office building and related equipment in Norton Shores, Michigan, as of March 5, 1999, has also not given its consent in connection with the transfer of the property (see Note 9).

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENTS OF PREDECESSOR PROPERTIES

The financial statements for the dates and periods prior to the Merger reflect the results of operations, financial position, and cash flows of the Predecessor Properties prior to the Merger as if the Company had been a separate entity and owned such assets for all periods presented. The historical results of operations and financial condition of the Predecessor Properties are based on the manner in which Horizon historically managed such net assets. Accordingly, the combined financial statements of the Predecessor Properties have been prepared using Horizon's historical basis of the assets and liabilities and historical results of operations related to the Predecessor Properties. In this regard, because Horizon owned the Predecessor Properties, together with other properties which were not contributed to the Company in connection with the Merger, the Predecessor Properties were not insulated from the obligations and commitments of Horizon. Certain assumptions relating to the allocation of cash and cash equivalents, debt and financing costs, interest expense, general and administrative expenses, all of which were historically aggregated by Horizon, have been made in the combined financial statements for the periods prior to the Merger. These statements have been combined based upon the historical common ownership and management of the properties.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

These statements include an allocation of the aggregate debt balances of Horizon (which had historically been secured by a pool of Horizon's assets) based upon the proportionate use of debt proceeds by the Predecessor Properties compared to Horizon's total historical portfolio of properties. Financing costs were allocated based upon the same ratio. Interest expense has been estimated based upon the aforementioned proportionate debt balances and the historical weighted average interest rate incurred by Horizon on its debt balances. The allocation was made in this manner because management believes it best represented the use of funds borrowed during the periods presented and because allocating the debt in this manner results in the statements of operations of the Predecessor Properties reflecting the stand-alone interest cost of doing business. General and administrative expenses of Horizon have been allocated to the Predecessor Properties based upon the ratio of gross leasable area ("GLA") of the Predecessor Properties' portfolio compared to Horizon's total historical portfolio.

Cash and cash equivalents have been included in the combined financial statements of the Predecessor Properties based upon the respective period's ratio of GLA of the Predecessor Properties compared to Horizon's total historical portfolio. Horizon considered all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Net contributions (distributions) are the net amounts advanced from and repaid to Horizon. Excess cash flows have been reflected as being distributed back to Horizon. Net contributions represent Horizon's funding of the Predecessor Properties' development cost needs in excess of cash flows generated from the Predecessor Properties' operations.

The aforementioned allocations may not reflect actual balances had the Company existed as a separate entity. Management of the Company believes, however, that such allocations are reasonable.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REAL ESTATE AND DEPRECIATION

The carrying values of the Predecessor Properties for the period prior to the Merger are stated at Horizon's historic cost, less accumulated depreciation. For the period subsequent to the Merger, the Predecessor Properties are stated on the books of the Company at fair value as of June 15, 1998, the date the Predecessor Properties were contributed to the Company, less accumulated depreciation. The two centers purchased from an affiliate of Prime are stated at their purchase prices less accumulated depreciation. The allocation of the purchase price to the carrying values of the Predecessor Properties as of December 31, 1998 is preliminary. Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.

At December 31, 1998 and 1997, the Company had an aggregate cost basis of $247.6 million and $235.7 million, respectively, in its real estate assets for federal income tax purposes. Amounts included under buildings and improvements on the consolidated and combined balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:


   Buildings and improvements                  31.5 years
   Tenant improvements                         10 years or lease term, if less
   Furniture, fixtures or equipment            3-7 years



In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the financial statements reflect impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace.

During the years ended December 31, 1997 and 1996, events and circumstances occurred which required charges of $6.9 million and $24.6 million, respectively, for the impairment of assets (see Note 5).

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Periodically, in the course of reviewing the performance of its portfolio, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of December 31, 1998 and 1997, the Algodones, New Mexico outlet center was vacant and is classified as held for sale.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lender (see Note 9) and includes $1,748,000 in capital improvement reserves, $1,901,000 in real estate tax, insurance and ground lease escrows, and $816,000 for debt service and operating expenses at December 31, 1998.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Company owns a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited Partnership, which partnerships own the Bellport Outlet Center. Such interests were recorded at fair value upon formation of the Company based on the estimated fair value of the underlying real estate. The Company accounts for such investments (in consideration of its priority return position) under the equity method of accounting reflecting the Company's attributed share of income and loss in the statement of operations.

DEFERRED COSTS

Leasing and deferred financing costs are capitalized at cost. Amortization is recorded on the straight-line method over the life of the lease or the debt, respectively. Amortization of deferred financing costs is included as a component of interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's debt and the debt allocated to the Predecessor Properties from Horizon approximate their fair value. The fair value of the Company's long-term debt and the debt allocated to the Predecessor Properties from Horizon is estimated using discounted cash flow analysis, based on the incremental borrowing rates for similar types of borrowing arrangements. The carrying value of cash and cash equivalents, receivables and payables approximate their fair value due to their short-term nature.

NET CONTRIBUTIONS (DISTRIBUTIONS)

Net contributions (distributions), as reflected on the Predecessor Properties financial statements are the net amounts advanced from and repaid to Horizon. Excess cash flows have been reflected as being distributed back to Horizon. Net contributions represent Horizon's funding of development cost needs in excess of cash flows generated from operations.

INCOME TAXES

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders, is permitted to reduce or to eliminate the payment of federal income taxes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. The operations of the Company resulted in a taxable loss for the period from June 15, 1998 to December 31, 1998.

Horizon elected to be taxed as a REIT commencing with the taxable year ending December 31, 1994. As a REIT, Horizon was not taxed on income since it distributed its REIT taxable income to its shareholders and satisfied certain other requirements as defined in the Code. Accordingly, neither the consolidated nor the combined financial statements include any federal income tax expense.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

MINORITY INTERESTS

Minority interests represent the interests of unitholders in HGP LP. The unitholder minority interest is adjusted each period end to reflect the ownership percentage at that particular time. The unitholder minority interest in HGP was approximately 18% at December 31, 1998.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the term of the respective lease. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $169,000 and $396,000, as of December 31, 1998 and 1997, respectively, which are expected to be collected over the remaining life of the leases rather than currently, and are not accrued for income tax purposes. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year.

Total tenant accounts receivable are reflected net of reserves of $427,000, $422,000 and $759,000 as of December 31, 1998, June 15, 1998 and December 31,
1997, respectively. For the period from June 15, 1998 to December 31, 1998, $195,000 was charged directly against the reserves. Net income was reduced by $200,000 for the period from June 15, 1998 to December 31, 1998, for additional reserves.

OTHER REVENUE

Other revenue consists primarily of interest income and income related to marketing services that is recovered from tenants pursuant to lease agreements.

SHARE OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported statements of the Predecessor Properties in order to provide comparability with the Company's statements reported herein. These reclassifications have not changed the previously reported results.

NOTE 3- LEASES

Space in the Company's centers is leased to various tenants under operating leases which are generally for one to five year periods. The leases usually grant tenants renewal options and provide for additional or contingent rents based on certain operating expenses as well as tenants' sales volume. Minimum future rentals to be received under non-cancelable leases for the HGP properties are summarized as follows:


                                     (In Thousands)
                                     --------------
            1999                       $18,328
            2000                        14,952
            2001                        11,089
            2002                         7,648
            2003                         5,524
            Thereafter                  21,553




The above scheduled rentals are subject to the usual business risks associated with collection.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company is the lessee under a land lease for one of the outlet centers under an operating lease agreement expiring in the year 2056. At December 31, 1998, minimum cash rental commitments to the expiration date were $32.1 million, of which $0.5 million is due in each of the next five years, adjusted biannually for changes in the Consumer Price Index. Land lease expense for the period from June 15, 1998 to December 31, 1998 was $293,000.

On July 1, 1997, Horizon entered into an agreement with Chelsea GCA Realty Partnership, L.P. ("Chelsea") for lease of the outlet center in Algodones, New Mexico (the "New Mexico Outlet Center"). The term of the lease was two years, but could be terminated by Chelsea upon 30 days written notice at any time after December 31, 1997 (the "Lease Term"). The agreement gave Chelsea the right, during the Lease Term, to relocate any and all of the tenants to Chelsea's outlet center located in Santa Fe, New Mexico. Chelsea was responsible for all costs of operating the New Mexico Outlet Center during the Lease Term. At closing, Chelsea prepaid the non-refundable $4.0 million rent. Rental payments were recognized for financial statement purposes on a straight-line basis over the expected two year Lease Term. On November 25, 1997, Chelsea gave written notice of termination, effective January 2, 1998. Accordingly, the Predecessor Properties recorded $4.0 million of income in 1997 as a result of the revised Lease Term.

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION

Historical condensed combined financial information of the joint ventures which own the Bellport Outlet Center in Bellport, New York, in which the Company holds interests, is summarized as follows:




                                                 (In Thousands)
                                             ----------------------
                                             1998              1997
                                             ----              ----
            Total revenue                    $4,551           $3,997

            Net income (loss)                (1,292)              43

            Total assets                     31,613           35,921

            Total liabilities                32,899           35,214




NOTE 5 - IMPAIRMENT

In 1997, Horizon entered into an agreement, subject to certain contingencies, to sell four outlet centers. Results of operations in 1997 for the Predecessor Properties include a charge for asset impairment of $6.0 million to reduce the carrying value of these outlet centers to their estimated sales value, less cost to dispose. In the fourth quarter of 1997, the agreement to sell the four centers was terminated. It was subsequently decided to pursue the sale of only one of the properties, the Algodones, New Mexico center, which has been classified as held for sale as of December 31, 1998 and 1997. The remaining outlet centers were reclassified to real estate assets at their fair values (as of the date of the decision not to sell) in the combined financial statements of the Predecessor Properties. The results of operations for 1997 also include an impairment charge of $0.9 million for development projects that will not be pursued.

Results of operations for 1996 include a charge of $24.6 million for asset impairment. Included for impairment expense was a $22.8 million charge to reduce the carrying value of four centers that resulted from (1) an initiative by Horizon to market its Holland, Michigan property and (2) revised occupancy estimates on the Dry Ridge Outlet Center, the Horizon Outlet Center - Traverse City and the New Mexico Outlet Center that indicated a permanent impairment in their value. In addition, the expense includes $1.8 million related to development projects which will not be pursued.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Period From
                                                           June 15, 1998 to
                                                           December 31, 1998
                                                           -----------------
                                                       (In Thousands, Except Per
                                                             Share Amounts)
NUMERATOR:
Net income - basic                                               $  318
Minority interest of unitholders                                     69
                                                                 ------
Net income - diluted                                             $  387
                                                                 ------
                                                                 ------

DENOMINATOR:
Weighted average common shares outstanding - basic               2,765
Effect of converting units to shares                               624
                                                                ------
Weighted average common shares outstanding - diluted             3,389
                                                                ------
                                                                ------
Net income per share - basic                                    $  .12
                                                                ------
                                                                ------
Net income per share - diluted                                  $  .11
                                                                ------
                                                                ------




Outstanding stock options were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the period presented.

NOTE 7 - LONG TERM STOCK INCENTIVE PLAN

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan, an amount equal to approximately 10% of the aggregate of the total outstanding common shares of the Company and outstanding common units of HGP LP as of December 31, 1998.

The fair value of options granted for the purpose of presenting pro forma information, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), has been estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for the period from June 15, 1998 to December 31, 1998:


               Expected dividend yield                           0.00%
               Expected stock price volatility                   .593
               Risk free interest rate                           5.22%
               Expected life of options                        10 years



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Net income and net income per share (basic and diluted) for the period from June 15, 1998 to December 31, 1998, computed on a pro forma basis under requirements of SFAS 123 equals $255,000 and $.09, respectively.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Options granted, exercised and canceled under the Long-term Stock Incentive Plan are summarized below:



                                                             For the period from
                                                               June 15, 1998 to
                                                              December 31, 1998
                                                    --------------------------------------
                                                          Shares               Price
                                                    ------------------  ------------------
    Outstanding, Beginning of the Period                        -               -
    Granted                                               313,000         $5.00 - $6.49
    Exercised                                                   -               -
    Canceled                                                    -               -
                                                          -------


    Outstanding, End of the Period                        313,000         $5.00 - $6.49
                                                          -------
                                                          -------



The following table represents the weighted average per share price option information:

                                                                            For the period from
                                                                             June 15, 1998 to
                                                                             December 31, 1998
                                                                        ----------------------------

       Weighted average fair value of options granted                              $4.64
       Weighted average exercise price on grant date                                6.39
       Weighted average exercise price at December 31, 1998                         6.39




NOTE 8 - COMMITMENTS

The Company has outstanding commitments for capital expenditures on leases signed at December 31, 1998 in the amount of $1.5 million for construction costs and $0.6 million for tenant allowances. These costs are expected to be paid during 1999 and a portion will be reimbursed from the capital improvement escrow (see Note 2).

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000. This obligation was assumed by HGP at the date of the Merger and is reflected as a liability on the consolidated balance sheet as of December 31, 1998.

NOTE 9 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") providing for initial borrowings of $108,205,000. As of December 31, 1998 the outstanding balance was $105,375,000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. As of December 31, 1998, the effective rate was 7.45%. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime (as described below). The HGP Credit Facility also contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company currently intends to seek such financing from Nomura on or before the maturity of the HGP Credit Facility and accordingly does not currently anticipate that such fee will be paid. As a result, the consolidated financial statements do not include any adjustment relating to this penalty. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company has loans totaling $3.0 million as of December 31, 1998 collateralized by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The corporate office mortgage matures in December, 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. At December 31, 1998 the effective rate was 7.8%. The corporate office equipment and fixture loan matures in December, 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. At December 31, 1998 the effective rate was 7.8%. The consent of the lender to the previous owner of the property is required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of March 5, 1999, such consent has not been obtained.

The Company also has a $4.0 million revolving credit facility that matures April 30, 1999 and requires monthly interest payments calculated at the lender's prime rate which was 7.75% at December 31, 1998. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and is obligated to lend the Company an additional $3.0 million, all at an interest rate of 10% (the "Prime Loan"), in order to repay such indebtedness pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico Outlet Center.

The Company borrowed $2.2 million from Prime Retail on November 10, 1998. The proceeds from the loan were utilized to make a principal payment on the Company's credit facility with Nomura. The terms of the borrowing are under negotiation, but management expects that the loan will bear annual interest at the rate of 10.0% and have a term of two years.

The Company has guaranteed the indebtedness collateralized by Phases II and III of the Bellport, New York outlet center. The outlet center is owned by MG Patchogue II Limited Partnership of which the Company is the sole general partner. The principal balance of this debt was $11.8 million as of December 31, 1998.

In connection with the Merger, Prime Retail became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of December 31, 1998, the components of such indebtedness included (1) the loan collateralized by Phases II and III of the Bellport, New York outlet center with a principal balance of $11.8 million as of December 31, 1998, (2) the loan collateralized by Phase I of the Bellport, New York outlet center with a principal balance of $10.7 million as of December 31, 1998, (3) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan with a principal balance of $3.0 million as of December 31, 1998, and (4) $10.0 million of the Company's obligations under its credit facility with Nomura. The Company has indemnified Prime Retail for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees.

Cash paid for interest was $6.0 million for the period from January 1, 1998 to June 14, 1998. For the years ended December 31, 1997 and 1996, cash paid for interest was $11.9 million and $10.4 million, respectively. Capitalized interest was $0.9 million and $4.5 million for the years ended December 31, 1997 and 1996, respectively. The weighted average rate of interest was 8.8% for the period from January 1, 1998 to June 14, 1998, 9.6% and 8.7% for the years ended December 31, 1997 and 1996, respectively.

Cash paid for interest was $4.4 million for the period from June 15, 1998 to December 31, 1998, none of which was capitalized. The weighted average rate of interest was 7.8% for this period.

Mortgages and other debt, as of December 31, 1998, consists of the following (in thousands):


        Mortgage notes payable                      $108,330
        Revolving credit facilities                    4,000
        Prime loan and other                           2,422
                                                   ---------
                                                    $114,752

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

Debt maturities subsequent to 1998 are as follows (in thousands):



        1999                     $    7,981
        2000                          2,030
        2001                        102,282
        2002                          2,459
                                -----------
                                   $114,752
                                -----------
                                -----------


Debt allocated to the Predecessor Properties as of December 31, 1997, reflects an allocation of debt from Horizon that is based upon the proportionate use of debt proceeds used by the Predecessor Properties for development and expansion compared to Horizon's total portfolio which resulted in an allocation of 23.5% of Horizons debt to the Predecessor Properties as of December 31, 1997.

An extraordinary charge resulting from the early retirement of debt was allocated from Horizon to the Predecessor Properties based upon the aforementioned debt allocation methodology and equaled $0.8 million and $0.2 million for the years ended December 31, 1997 and 1996.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the period from June 15, 1998 to December 31, 1998, the Company paid premiums totaling approximately $457,000 on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the period from June 15, 1998 to December 31, 1998 the Company incurred rent expense of approximately $65,000.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3.0 million in cash to the Company at the closing of the Merger representing 75% of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. Also due under the Working Capital Agreement is $710,200 for retention payments made to Horizon employees. The balances due are included in Other Assets on the consolidated balance sheet.

NOTE 11 - SHAREHOLDERS' EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 50,000,000 shares of excess stock which consists of 25,000,000 shares of excess common stock and 25,000,000 shares of excess preferred stock, each $.01 par value per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors, and, except as provided with respect to any other class or series of stock, the holders of HGP common stock will possess exclusive voting power. There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding HGP common stock can elect all of the directors then standing for election. Holders of HGP common stock have no preference, conversion, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of HGP. There are no shares of preferred stock or excess stock currently issued and outstanding.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 12 - PRO FORMA INFORMATION (UNAUDITED)

The following unaudited pro forma information for the years ended December 31, 1998 and 1997 reflects the following transactions, which occurred June 15, 1998, as if they had occurred on January 1, 1997: (a) the contribution of the Predecessor Properties and the acquisition of the two centers from Prime; (b) the entry into the HGP Credit Facility; and (c) the issuance of Common Stock and Common Units. In addition, the 1997 pro forma data excludes $6.9 million of impairment losses reflected in the historical results of operations.

The accompanying pro forma condensed consolidated financial information is not necessarily indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                                             Year Ended December 31,
                                                                               1998           1997
                                                                             --------     --------
                                                                          (In Thousands, Except Per
                                                                                Share Amounts)

         Total revenue                                                       $32,963        $37,230

         Income before extraordinary items
            and minority interests                                             2,084          6,253

         Net income                                                            1,689          5,051

         Net income per share                                                   0.62           1.82



NOTE 13 - NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                                            1997             1996
                                                                          --------          -------
                                                                                (In Thousands)

Reclassification of assets held for sale to real estate assets            $6,458           $    -

Reclassification of real estate assets to assets held for sale             2,638            8,635




NOTE 14 - SEGMENT INFORMATION

During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

The Company operates fourteen shopping centers located in eleven states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and tenants, the shopping centers have been aggregated into a single dominant shopping center segment.

                         HORIZON GROUP PROPERTIES, INC.
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

The Company evaluates performance and allocates resources primarily based on the Funds From Operations (FFO) expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding gains (or losses) from debt restructuring and sales of property or other non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income computed under Generally Accepted Accounting Principles. A reconciliation of income
(loss) before extraordinary charge to FFO is as follows:

                                                     Horizon Group            Predecessor
                                                   Properties, Inc.            Properties
                                                    for the Period           for the Period           Predecessor Properties
                                                   June 15, 1998 to         January 1, 1998           Year Ended December 31,
                                                   December 31,1998         to June 14,1998           -----------------------
                                                  ----------------         ---------------              1997             1996
                                                                                                        ----             ----
                                                                                 (In Thousands)
     Income (loss) before extraordinary
     charge                                              $   387                 $ (3,962)           $(10,340)         $(18,615)
     FFO ADJUSTMENTS:
        Depreciation and amortization (1)                  2,667                    4,543               8,414             4,915
        Provision for impairment                               -                        -               6,949            24,631
        Gain on sale of real estate                            -                        -                     -             (73)
                                                     -----------            -------------        --------------    -------------
          Total FFO adjustments                            2,667                    4,543              15,363            29,473
                                                     -----------            -------------        --------------    -------------
     FFO                                                  $3,054                $     581           $   5,023          $ 10,858
                                                     -----------            -------------        --------------    -------------
                                                     -----------            -------------        --------------    -------------


NOTES:
(1) Includes depreciation of the operating real estate and allocated amounts relating to the joint venture investments.


Phillips Van Heusen Corp. ("PVH") is the only tenant from which the Company derived more than 10% of its total revenues for the period June 15, 1998 to December 31, 1998. PVH represented 11.1% of total revenues for that period.

NOTE 15 - SUBSEQUENT EVENTS

On January 5, 1999, the Company received a proposal from Prime Capital Holdings, LLC ("PCH"), a privately owned company, regarding a possible business combination. The proposal states that PCH, through a subsidiary, operates as a fully integrated real estate finance company providing senior and mezzanine financing to the real estate industry with offices in New York, Chicago and San Francisco.

The majority owner of PCH is The Prime Group, Inc., a privately owned diversified real estate company led by Michael W. Reschke. Mr. Reschke is a Director and a significant shareholder of HGP. Gary J. Skoien, Chairman of the Board, President and Chief Executive Officer of HGP, is also an officer of The Prime Group, Inc. with responsibility for business interests that are not related to PCH.

On January 24, 1999, HGP engaged BT Alex. Brown, Incorporated to evaluate the business combination proposal from PCH and also explore other opportunities to enhance shareholder value.

On January 20, 1999, a purported shareholder of HGP filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois against HGP, PCH and the Directors of HGP, claiming, among other things, that HGP's directors breached their fiduciary duties to HGP's shareholders in connection with a business combination proposal made by PCH. The lawsuit requests that the transaction with PCH be enjoined, or, in the event that the transaction is consummated, that the transaction be rescinded and that damages be awarded to the purported class members. HGP has obtained an extension to answer the complaint. Since this litigation is in its initial phases, its outcome is not susceptible to easy or certain prediction; however, the Company believes that the lawsuit is without merit and intends to contest the lawsuit vigorously.

On March 17, 1999, the Company received a letter from PCH withdrawing its proposal for a business combination with HGP.

                         HORIZON GROUP PROPERTIES, INC.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                        Costs Capitalized
                                                                           Subsequent to
                                                                       Initial Development or
                                        Initial Cost to Company              Acquisition
                                     -----------------------------     ------------------------

                                                    Buildings and                Buildings and
                     Encumbrance(1)       Land       Improvements        Land    Improvements
                     -----------          ----       ------------        ----    --------------

Dry Ridge .........   $  2,329,200   $  1,014,300   $  3,132,300          $-        $   72,100

Holland ...........      2,049,000        630,100      4,467,800           --          202,000

Laughlin ..........     16,488,300          8,100     20,366,900           --          249,700

Medford ...........     10,069,100        243,500     11,134,200           --          104,600

Monroe ............      3,938,000        437,000      8,610,100           --        1,049,100

Norton Shores .....      8,652,300        664,000      9,893,100           --          131,100

Sealy .............      6,291,200        600,100     12,532,100           --           37,400

Somerset ..........      4,642,300        718,400      6,852,300           --           71,900

Traverse City .....      4,498,300      1,034,600      4,640,900           --           42,700

Tulare ............      8,180,100      1,659,700      8,074,800           --          310,900

Warrenton .........     12,902,500      1,287,100     13,507,200           --           87,700

Daleville .........     14,186,400        297,200     14,272,000           --           51,300

Gretna ............     11,148,300      1,618,700      9,846,200           --           14,600

Miscellaneous/
Corporate Office(2)      7,177,300      1,701,200      3,276,400           --           30,000
                      ------------   ------------   ------------   ------------   ------------
                      $112,552,300   $ 11,914,000   $130,606,300   $       --       $2,455,100
                      ------------   ------------   ------------   ------------   ------------
                      ------------   ------------   ------------   ------------   ------------

                                          Gross Amount at which Carried at Close of Period
                         ---------------------------------------------------------------------------------
                                    Buildings and                   Accumulated      Date of        Date
                         Land        Improvements       Total       Depreciation   Construction   Acquired
                         ----       -------------       -----       ------------   ------------   --------

Dry Ridge .........   $  1,014,300   $  3,204,400   $  4,218,700   $   57,300        1991         1998

Holland ...........        630,100      4,669,800      5,299,900       87,900        1988         1998

Laughlin ..........          8,100     20,616,600     20,624,700      353,200        1996         1998

Medford ...........        243,500     11,238,800     11,482,300      191,900        1991         1998

Monroe ............        437,000      9,659,200     10,096,200      174,400        1987         1998

Norton Shores .....        664,000     10,024,200     10,688,200      170,500        1995         1998

Sealy .............        600,100     12,569,500     13,169,600      218,800        1995         1998

Somerset ..........        718,400      6,924,200      7,642,600      118,400        1990         1998

Traverse City .....      1,034,600      4,683,600      5,718,200       80,100        1990         1998

Tulare ............      1,659,700      8,385,700     10,045,400      140,100        1995         1998

Warrenton .........      1,287,100     13,594,900     14,882,000      236,600        1993         1998

Daleville .........        297,200     14,323,300     14,620,500      245,500        1994         1998

Gretna ............      1,618,700      9,860,800     11,479,500      169,500        1993         1998

Miscellaneous/
Corporate Office(2)      1,701,200      3,306,400      5,007,600      142,900        1995         1998
                      ------------   ------------   ------------   ----------
                      $ 11,914,000   $133,061,400   $144,975,400   $2,387,100
                      ------------   ------------   ------------   ----------
                      ------------   ------------   ------------   ----------




Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:


             Buildings and improvements         31.5 years
             Tenant improvements                10 years or lease term, if less



(1) All properties except the Corporate Office are collateral for a borrowing totaling $105,375,000 from Nomura Asset Capital Corporation at December 31, 1998. The amounts shown represent allocated loan amounts for each property pursuant to the loan agreement with Nomura.
(2) Includes $655,00 of cost and $97,000 of accumulated depreciation for furniture and equipment for the corporate office.

The aggregate gross cost of property included above for federal income tax purposes is approximately $247.6 million as of December 31, 1998.

The purchase accounting values listed in the initial cost to company columns are preliminary as of December 31, 1998.

                         HORIZON GROUP PROPERTIES, INC.

                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1998

1.       RECONCILIATION OF REAL ESTATE PROPERTIES:

The following table reconciles the Real Estate Properties for the period from June 15, 1998 to December 31, 1998:


            Balance, Beginning of Period                      $142,520,300
               Additions during Period

                 Improvements of Existing Properties             2,455,100
                                                              ------------
            Balance, End of Period                            $144,975,400
                                                              ------------
                                                              ------------



The following table reconciles the accumulated depreciation from June 15, 1998 to December 31, 1998:


          Balance, Beginning of Period             $        -
           Additions during Period
               Depreciation                         2,387,100
                                                    ---------
          Balance, End of Period                   $2,387,100
                                                    ---------
                                                    ---------


                      ITEM 9 - CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                                      None


                                    PART III

                        ITEM 10 - DIRECTORS AND EXECUTIVE
                             OFFICERS OF THE COMPANY

                               EXECUTIVE OFFICERS

The following table sets forth the names, positions and, as of December 31, 1998, ages of the executive officers of the Company:


Name                                         Position                                            Age
----                                         --------                                            ---
Gary J. Skoien                     Chairman of the Board, President,                              44
                                   Chief Executive Officer

David R. Tinkham                   Chief Financial Officer                                        43

Richard A. Berman                  General Counsel, Secretary                                     47

Rege S. Eisaman                    Senior Vice President of Finance                               31

John R. Terrell                    Senior Vice President of Development and Operations            48

Gary Duncan                        Senior Vice President of Leasing                               35

Thomas A. Rumptz                   Senior Vice President of Real Estate                           38

Susan M. Crusoe                    Senior Vice President of Marketing                             41




GARY J. SKOIEN. Gary J. Skoien has served as Chairman of the Board, President, Chief Executive Officer and a Director since June 1998. Mr. Skoien also serves, and has served since 1994, as Executive Vice President and Chief Operating Officer of The Prime Group, Inc. ("PGI") where he is responsible for managing the industrial land development and build-to-suit divisions. Prior to this role, Mr. Skoien served as Senior Vice President and Chief Operating Officer of the Retail Division of PGI (currently Prime Retail, Inc.) from 1992 to 1993. In this role, he oversaw strategic planning, development and management of the rapidly growing division. He oversaw the development of nearly one million square feet of factory outlet shopping centers. From 1983 to 1991, Mr. Skoien was the Executive Director of The Illinois Capital Development Board and from 1980 to 1983, Mr. Skoien was an Assistant to Illinois Governor James R. Thompson. Mr. Skoien is on the Boards of Directors of the Chicagoland Chamber of Commerce and the Civic Federation. Mr. Skoien received his A.B. CUM LAUDE from Colgate University and received his Master of Public Policy from the University of Michigan.

DAVID R. TINKHAM. David R. Tinkham has served as Chief Financial
Officer since June, 1998. For fifteen years prior to his employment with HGP, Mr. Tinkham was responsible for capital markets access, treasury, accounting, tax, insurance, investor relations, information technology and SEC compliance at The Chicago Dock and Canal Trust where he served as Chief Financial Officer. Prior to joining The Chicago Dock and Canal Trust, Mr. Tinkham was a Senior Tax Accountant at Arthur Andersen & Co. Mr. Tinkham received his Masters of Management degree from Northwestern University and a Bachelors of Business Administration in Accounting from The University of Michigan. Mr. Tinkham is a member of the American Institute of Certified Public Accountants, Economic Club of Chicago, and the Realty Club of Chicago and an associate member of the Urban Land Institute and NAREIT.

RICHARD A. BERMAN. Richard A. Berman has served as General Counsel since June 1998 and Secretary since July 1998. For thirteen years prior to his employment by HGP in 1998, Mr. Berman was employed by Strategic Realty Advisors, Inc. and its predecessor company, VMS Realty Partners, a Chicago, Illinois real estate company, where he most recently served as Senior Vice President and General Counsel, and was responsible for all legal activities of the company, as well as investor relations, risk and asset management for its hotel and office portfolios, and strategic planning. Prior to joining VMS Realty Partners, Mr. Berman was a partner in the Chicago law firm of Gottlieb and Schwartz, and practiced in the areas of corporate, real estate and tax law. Mr. Berman received his J.D. CUM LAUDE from Northwestern University School of Law and his BA with high honors from the University of Illinois.

REGE S. EISAMAN. Rege Eisaman has served as Senior Vice President of Finance since June 1998. Mr. Eisaman's responsibilities with HGP include financing, capital market activities, and the review and analysis of potential acquisitions. For three years prior to joining HGP, Mr. Eisaman served as a Vice President for Bank of America's ("BofA") Global Private Bank and BofA's Global Capital Markets Group. From 1993 to 1995, Mr. Eisaman was a Portfolio Manager for Investment Counselors Incorporated, and from 1991 to 1993, he was a Senior Analyst for PGI. Mr. Eisaman received his MBA from Northern Illinois University and a BS SUMMA CUM LAUDE from Eastern Illinois University. Mr. Eisaman is a Chartered Financial Analyst (CFA), a member of the Association for Investment Management and Research (AIMR), and a member of Investment Analysts Society of Chicago.

JOHN R. TERRELL. John R. Terrell has served as Senior Vice President and Director of Development since June 1998. Prior to his employment by HGP, Mr. Terrell founded in 1988 and managed for ten years his own real estate development and consulting firm, Terrell Associates in Boston, Massachusetts. Prior to forming his own firm, Mr. Terrell was associated with the Prudential Property Company, Inc. in Newark, New Jersey and Urban Investment & Development Corporation in Chicago, Illinois. Mr. Terrell filed a petition for protection under Chapter 13 of the U.S. bankruptcy laws on November 26, 1991 which was converted into a Chapter 7 proceeding on January 18, 1996 and discharged as of July 15, 1996. Mr. Terrell received a Bachelors of Architecture from the University of Illinois at Chicago.

GARY DUNCAN. Mr. Duncan was Senior Vice President of Leasing from November 1998 until his resignation in March 1999. Prior to his employment with HGP, Mr. Duncan was Vice President of Leasing for Horizon from 1996 to 1998. Mr. Duncan was In charge of all leasing activities relating to the merger between Horizon and Prime Retail in 1998. He had previously been employed by Charter Oak Partners as a Senior Leasing Representative from 1994 to 1996. Mr. Duncan graduated from Washington and Lee University in Lexington, VA in 1985 with a BA degree in journalism.

THOMAS A. RUMPTZ. Thomas Rumptz has served as Senior Vice President of Acquisitions and Disposition since November 1998. Mr. Rumptz's responsibilities with HGP include evaluating new projects for acquisitions, handling dispositions of excess real estate, and managing all joint venture relationships on behalf of the Company. For eight years prior to his employment at HGP, Mr. Rumptz worked for the predecessor company, Horizon Group, Inc., where he held many different positions including Controller, Vice President of Finance, and most recently, Vice President of Real Estate. Prior to working for Horizon Group, Inc., Mr. Rumptz served as Manager of Investment Real Estate for Foremost Insurance. Mr. Rumptz received his MBA from Grand Valley State University and a Bachelor of Business Administration from the University of Michigan.

SUSAN M. CRUSOE. Ms. Crusoe has served as Senior Vice President of Marketing since November 1998. Previously, she was principal of Crusoe Marketing, a shopping center marketing consulting firm. Prior to forming her own company, from 1996 to 1998, Ms. Crusoe was Vice President of Marketing at FAC Realty Trust, Inc., predecessor to Konover Property Trust (NYSE:KPT). From 1993 to 1996, she was Senior Regional Marketing Manager with Charter Oak Partners. In 1990, Ms. Crusoe received the ICSC Certified Marketing Director (CDM) designation and in 1997 was awarded the Senior Certified Marketing Director
(SCMD) designation. She is currently a member of the ICSC CMD and MAXI Committees and also served on the ICSC Market Research Data Sub-Committee, Holiday Sales Task Force and as a Faculty Member of the ICSC School for Professional Development.

BOARD OF DIRECTORS


The following table sets forth the names, term, principal occupations and, as of December 31, 1998, ages of the Board of Directors of the Company.

                                                                    Principal Occupation, Name of Organization,
Name                           Term as Director Expires      Age    and Offices and Positions With the Company
----                           ------------------------      ---    ------------------------------------------
Gary J. Skoien                           2001                 44    Chairman of the Board, President, and Chief Executive
                                                                    Officer of the Company, Director of the Company

Michael W. Reschke                       2001                 43    Chairman of the Board, Chief Executive Officer and
                                                                    President of Prime Group, Inc., Director of the Company

Norman Perlmutter                        2000                 64    Chairman of the Board of Heitman Financial Ltd., Director
                                                                    of the Company

Margaret A. Gilliam                      1999                 59    President of Gilliam & Co., Director of the Company

E. Thomas Thilman                        1999                 57    Partner of Thilman & Filippini, Director of the Company




MICHAEL W. RESCHKE. Mr. Reschke has been the Chairman of the Board of Directors, Chief Executive Officer and President of Prime Group, Inc. ("PGI") since its founding in 1981. Mr. Reschke is also Chairman of the Board of Brookdale Living Communities, Inc., Prime Retail, Inc., Prime Capital Holding, L.L.C. and Prime Group Realty Trust. Mr. Reschke received a Juris Doctorate degree (SUMMA CUM LAUDE) from the University of Illinois after having received a B.A. degree (SUMMA CUM LAUDE) in Accounting from Northern Illinois University. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute.

NORMAN PERLMUTTER. Since 1966, Mr. Perlmutter has served as Chairman of the Board of Heitman Financial Ltd., one of the largest full service real estate companies and real estate investment managers for employee benefit plans in the United States. Mr. Perlmutter is also a director of Chris-Craft Industries, Inc., Heitman Financial Ltd., Prime Retail, Inc. and United Television, Inc. Mr. Perlmutter previously served on the boards of United Asset Management Corporation, Horizon Group Inc. and Warner Communications. He holds a BS degree from the University of Illinois.

MARGARET A. GILLIAM. Ms. Gilliam is President of Gilliam & Co., which she founded in 1997. Gilliam & Co. advises potential investors in both public and private situations, and individual businesses on strategic initiatives. From 1975 to 1997, Ms. Gilliam oversaw investment research in retail and soft goods industries where her most recent title was Director - Equity Research for Credit Suisse First Boston. Ms. Gilliam is a graduate of McGill University and The Harvard-Radcliffe Program in Business Administration.

E. THOMAS THILMAN. Since the founding of Thilman & Filippini in 1980, Mr. Thilman has been a partner. Thilman & Filippini is a Chicago-based insurance brokerage and consulting agency. Mr. Thilman received his M.B.A. from the University of Chicago and a bachelors in Business from the University of Notre Dame. Mr. Thilman is a Certified Public Accountant.

All Directors were first elected in June 1998.

The Board of Directors held four meetings during the period from June 15, 1998 to December 31, 1998. All directors attended at least 75% of the meetings of the Board and committee meetings on which they served. The Company has two standing committees of the Board of Directors, the Audit Committee and the Compensation Committee, which are described further below.

AUDIT COMMITTEE

The Audit Committee, which consists of Ms. Gilliam, Mr. Perlmutter, and Mr. Thilman, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews any recommendations made by the Company's auditors regarding the Company's accounting methods and the adequacy of its system of internal control and reviews any related party transactions. The Audit Committee held one meeting during the period from June 15, 1998 to December 31, 1998.

COMPENSATION COMMITTEE

The Compensation Committee, which consists of Ms. Gilliam, Mr. Reschke, and Mr. Thilman, determines the compensation paid to executives of the Company, grants employee stock options and makes other determinations regarding the administration of employee stock option plans, approves management incentive (bonus and long-term) plans and determines the standards of performance for incentive payments. The Compensation Committee held one meeting during the period from June 15, 1998 to December 31, 1998.

COMPENSATION OF DIRECTORS

Directors who are not officers of or employed by the Company ("Non-employee Directors") are paid an annual fee of $15,000 plus a meeting fee of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting, and receive reimbursement for their out-of-pocket expenses. Each Non-employee Director received an option to purchase 10,000 shares of Common Stock under the Company's 1998 Long-term Stock Incentive Plan on the date he or she was elected to the Board of Directors.

                        ITEM 11 - EXECUTIVE COMPENSATION

The following table shows the compensation of the Company's five most highly compensated executive officers, including the Chief Executive Officer, during the period from June 15, 1998 to December 31, 1998 (the "Named Officers").

                                             Annual Compensation                          Long-Term Compensation
                                 --------------------------------------  -------------------------------------------------------
                                                                                    Awards              Payouts
                                                                         ---------------------------  ----------
                                                              Other      Restricted     Securities
       Name and                                              Annual         Stock       Underlying       LTIP        All Other
  Principal Position     Year   Salary (1)     Bonus (2)  Compensation      Award      Stock Options    Payouts     Compensation
  ------------------     ----   ----------     ---------  ------------      -----      -------------    -------     ------------
Gary J. Skoien           1998     $123,300         -               -          -           90,000           -             -
Chief Executive
Officer

David R. Tinkham         1998       76,700         -          $1,100          -           35,000           -             -
Chief Financial
Officer

Richard A. Berman        1998       79,500         -               -          -           35,000           -             -
General Counsel

John R. Terrell          1998       82,200         -               -          -           25,000           -             -
Senior Vice President

Gary Duncan (3)          1998      157,800(4)     -               -          -           30,000           -             -
Senior Vice President


NOTES:
(1) Amounts represent the salary paid to the Named Officers during the period from June 15, 1998 to December 31, 1998. Annual salaries for the Named Officers for 1998 were $225,000 for Mr. Skoien, $140,000 for Mr. Tinkham, $145,000 for Mr. Berman and $150,000 for Messrs. Terrell and Duncan.
(2)  HGP will pay bonuses for 1998 in the first quarter of 1999.
(3) Mr. Duncan resigned effective March 10, 1999. Andrew F. Pelmoter has been named the Senior Vice President of Leasing upon Mr. Duncan's departure at an annual salary of $145,000.
(4) Includes a $75,000 retention payment related to the Merger paid during the period from June 15, 1998 to December 31, 1998.

OPTION GRANTS IN FISCAL 1998

The following table sets forth certain information concerning stock option grants during fiscal 1998 for each of the Named Officers.

                                                                                                 Potential Realizable Value At
                                                                                                 Assumed Annual Rates of Stock
                                                Individual Grants                            Price Appreciation for Option Term (1)
                      --------------------------------------------------------------------  --------------------------------------
                                             Percentage of
                            Number of        Total Options
                           Securities          Granted to      Exercise or
                       Underlying Options     Employees in     Base Price     Expiration
Name                         Granted          Fiscal Year       ($/Share)        Date               5%                   10%
-----------------    --------------------    --------------    ------------   -----------       ----------             --------
Gary J. Skoien                90,000              28.8%           $6.49         6/14/08           367,337              930,905
David R. Tinkham              35,000              11.2%           $6.49         6/14/08           142,853              362,019
Richard A. Berman             35,000              11.2%           $6.49         6/14/08           142,853              362,019
John R. Terrell               25,000               8.0%           $6.49         6/14/08           142,853              362,019
Gary Duncan                   30,000               9.6%           $6.49        11/17/08           122,446              310,302



NOTE:
(1) The amounts shown above for each of the Named Officers as potential realizable values are based on assumed annualized rates of stock price appreciation of 5% and 10% over the full ten year term of the options, as required by applicable regulations of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and common stock holdings will be dependent on the future performance of the Company and overall stock market conditions.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with Mr. Skoien, Mr. Tinkham and Mr. Berman dated as of June 15, 1998. The employment agreements provide that these individuals will receive cash compensation of $225,000, $140,000 and $145,000, respectively, per annum plus annual performance bonuses determined by the HGP Compensation Committee and other employee benefits. Each of the employment agreements provide for an initial three-year term and automatically extends for one year terms unless either party gives, prior to 120 days before the end of the respective renewal term, written notice of its intention to terminate the agreement. The employment agreements contain non-competition provisions which generally prohibit these executives from directly or indirectly competing with the business of the Company during the term of employment and for a two year period after termination "without good reason" by the employee or for a one year period after termination under other circumstances. If the employment of these individuals is terminated after a "change in control" (as such term is defined in the respective contracts), the individual is entitled to a lump sum payment in an amount equal to two times the annual salary and last performance bonus for Mr. Skoien and the annual salary and last performance bonus for Messrs. Tinkham and Berman. Additionally, Mr. Skoien is permitted to continue certain responsibilities he has with The Prime Group, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors, which is required to have a majority of outside directors who are neither employees nor officers of the Company, is charged with determining compensation for the Company's executive officers and to implement and administer the Company's Long-term Stock Incentive Plan. Ms. Gilliam, Mr. Reschke, and Mr. Thilman currently serve on the Compensation Committee. See "Compensation of Directors."

No executive officer of the Company served as a Director or member of (1) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (2) the Board of Directors or another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (3) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the period from June 15, 1998 to December 31, 1998.

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the period from June 15, 1998 to December 31, 1998, the Company paid premiums totaling approximately $457,000 on insurance policies placed by Thilman & Filippini.

REPORT OF COMPENSATION COMMITTEE

Compensation of the Chairman, President and Chief Executive Officer and the four other most highly compensated executive officers of the Company is determined by the Compensation Committee of the Board of Directors. The Compensation Committee was formed in June 1998 in connection with the Merger. The current members of the Compensation Committee are Ms. Gilliam, Mr. Reschke, and Mr. Thilman.

The Company's compensation programs are designed to attract and retain highly qualified individuals while providing the economic incentive necessary to achieve the Company's performance goals. The Company intends to maintain compensation policies, plans and programs which will reward management and provide additional incentives for the enhancement of cash flows, and consequently real property and shareholder values. The Compensation Committee believes that, through their ownership of equity interests in the Company, the Operating Partnership and the grant of incentive share options in the Company, as applicable, the financial interests (and net worth) of the Company's senior executives are aligned with the interests of the shareholders.

While the Compensation Committee will continue to evaluate the compensation practices of the Company's industry peer group as an important factor in determining executive compensation, the Company's achievement of its performance goals and the contribution of senior executives to such achievement will greatly influence whether the Company's compensation program remains at or exceeds the median or its peer group. The peer group of companies identified by the Compensation Committee is further described in the Performance Graph.

The Company's executive compensation programs consist of the following components:



     o Employment agreements with its most senior executives setting base salary at fixed levels, and containing such other provisions, sufficient to attract and retain employees capable of contributing to the Company's performance objectives with discretionary increases by the Compensation Committee after review at least annually;

     o Incentive bonuses determined by the Board of Directors or the Compensation Committee upon achievement of such corporate and individual performance goals and objectives as may be determined by the Board of Directors or the Compensation Committee, in order to reward executive officers for attaining performance goals;

     o Share options with scheduled vesting periods to align the interests of the executive with those of the Company's shareholders; and

     o Participation in other benefit programs available to employees generally.

The Company has entered into Employment Agreements with its Chairman, President and Chief Executive Officer, its Chief Financial Officer and its General Counsel. The Employment Agreements established the base salaries of such executives for 1998. The annualized base salary of the Chairman, President and Chief Executive Officer for the period from June 15, 1998 to December 31, 1998 was $225,000. The annualized base salary of the Chief Financial Officer for the period from June 15, 1998 to December 31, 1998 was $140,000. The annualized base salary of the General Counsel for the period from June 15, 1998 to December 31, 1998 was $145,000. See "Executive Compensation - Employment Contracts." As provided in the Employment Agreements, annual base salary adjustments will be made by the Compensation Committee based on individual performance reviews as well as other market factors.

Executive officers are eligible to receive annual incentive bonuses. The amount of any executive officer's bonus is based upon each individual's contributions to the Company's achievement of financial and operating goals and, to a lesser degree, factors such as leadership and contribution to strategy development. The Compensation Committee will continue to establish overall performance goals for the Company based primarily on the growth in funds from operations; satisfaction of expansion, development, operating and occupancy goals; and the relative performance of the Company in comparison with its industry peer group.

In connection with the Merger, the Company granted share options to the Chairman, President and Chief Executive Officer and certain other executive officers of the Company. The Company determined the number of share options to be granted to each executive officer based upon a comparative analysis of compensation programs for public companies similar to the Company. The Chairman, President and Chief Executive Officer, the Chief Financial Officer and the General Counsel were granted options to purchase 90,000, 35,000, and 35,000 common shares, respectively. The Compensation Committee believes the options granted under the Long-term Stock Incentive Plan and the vesting schedules thereof will continue to align the interests of management with those of the Company's shareholders by emphasizing long-term share ownership and increases in shareholder value. See "Executive Compensation - Option Grants in Fiscal 1998."

The Internal Revenue Code of 1986, as amended, limits the ability of a publicly-held corporation such as the Company to deduct compensation for its Chief Executive Officer and the four highest paid officers other than the Chief Executive Officer in excess of $1,000,000 per individual, per year. Performance-based compensation is not counted toward the $1,000,000 limit. It is the Company's policy to take this rule into account in setting the compensation of its affected executives. The Company will not be denied any deduction under
Section 162(m) for compensation paid during its taxable year ending December 31, 1998. Based upon proposed Treasury regulations, bonuses payable to the Company's executives under their current employment agreements and compensation attributable to options (both statutory and non-statutory) granted under the Long-term Stock Incentive Plan may be considered as compensation subject to the
Section 162(m) limitation. Accordingly, it is possible that in some future year some portion of the compensation to a Company executive will not be tax deductible under Section 162(m). This will depend upon the market price of the Company's shares on the date the non-statutory options are exercised and the number of non-statutory options exercised in any one taxable year.



                                              Margaret A. Gilliam
                                              Michael W. Reschke
                                              E. Thomas Thilman
                                              Members of
                                              Compensation Committee
                                              March 17, 1999

PERFORMANCE GRAPH

The following performance graph compares the Company's performance to the Russell 2000 and a peer group of companies primarily engaged in the ownership of factory outlet centers. This group consists of Prime Retail, Inc., Chelsea GCA Realty, Inc., Konover Property Trust, Inc., and Tanger Factory Outlet Centers, Inc. Share price performance is for the period from June 16, 1998, the date on which trading in the common shares commenced, on a when-issued basis, through December 31, 1998. All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of any dividends.



                                   [GRAPH]



Measurement Period        Horizon Group        Russell 2000    Peer Index
                        Properties, Inc.
  6/15/98                    100.00              100.00          100.00
 12/31/98                    110.71               97.26           84.94

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                              OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of March 5, 1999 regarding the beneficial ownership of Common Stock by each Director and Named Officers (as defined herein) of the Company, by all Directors and executive officers of the Company as a group, and by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person has sole voting and investment power. The number of shares represents the number of shares of Common Stock the person holds or the number of Common Units held by such person which are exchangeable for shares of Common Stock. The extent to which a person holds Common Units as opposed to Common Stock is set forth in the footnotes.

                                                                                                   Percentage
                                                                             Percentage           Ownership of
                                                 Number of Shares/          Ownership of          Outstanding
                 Name and Address of                Common Units            Outstanding          Common Stock/
                Beneficial Owner (1)           Beneficially Owned (2)     Common Stock (3)      Common Units (4)
                --------------------           ----------------------     ----------------      ----------------
         Michael W. Reschke (5)                        972,724                  30.0%                 28.7%
         77 West Wacker Drive
         Chicago, Illinois  60601

         Howard M. Amster (6)                          269,855                   9.6%                  8.0%
         25812 Fairmont Boulevard
         Beachwood, Ohio  44122

         Maurice A. Halperin (7)                       195,674                   7.0%                  5.8%
         2500 North Military Trail
         Suite 225
         Boca Raton, Florida  33431

         Norman Perlmutter (8)                          60,773                   2.1%                  1.8%

         Margaret A. Gilliam                                 -                   0.0%                  0.0%

         E. Thomas Thilman                                   -                   0.0%                  0.0%

         Gary J. Skoien                                 48,035                   1.7%                  1.4%

         David R. Tinkham                               18,009                   0.6%                  0.5%

         Richard A. Berman                               3,000                   0.1%                  0.1%

         John R. Terrell                                 2,000                   0.1%                  0.1%

         Gary Duncan                                         -                   0.0%                  0.0%

         Directors and officers of the               1,105,541                  33.7%                 32.6%
         Company as a group (7 persons)



NOTES:
(1) All of the Directors and executive officers of the Company may be contacted c/o Horizon Group Properties, Inc., 77 West Wacker Drive, Suite 4200, Chicago, Illinois, 60601.
(2) The beneficial ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the "Commission") pursuant to certain provisions of the Exchange Act and is subject to confirmation by the Company that such ownership does not violate the ownership restrictions in the Company's Charter. "Beneficial ownership" is defined differently in Rule 13d-3 under the Exchange Act and the Code. The ownership of Common Units reported herein is derived from the transfer records maintained by the transfer agent for Horizon
     Group    Properties, L.P. (the "Operating Partnership") and on information
     provided     by certain limited partners of the Operating Partnership.
(3) Information presented assumes exchange or conversion only of Common Units owned by such beneficial owner for shares of Common Stock. The Common Units may be exchanged on a one-for-one basis for Common Stock (or, at the Company's election, cash of an equivalent value) at any time.
(4) Information presented assumes exchange or conversion of all outstanding Common Units for shares of Common Stock.
(5) Individual directly owns 8,206 shares of Common Stock. Under the definition of "beneficial ownership" applicable to Exchange Act filings, Mr. Reschke may be deemed to share beneficial ownership of: (1) 523,818 shares of Common Stock and 75,620 Common Units directly owned by Prime Group Limited Partnership, an Illinois limited partnership ("PGLP"), (2) 277,850 Common Units directly owned by Prime Financing Limited Partnership, an Illinois limited partnership ("PFLP"), (3) 42,281 Common Units directly owned by Prime Group II, L.P., an Illinois limited partnershi p ("PG-II"), (4) 3,081 Common Units directly owned by Prime Group III, L.P., an Illinois limited partnership ("PG-III"), (5) 6,818 Common Units directly owned by Prime Group IV, L.P., an Illinois limited partnership ("PG-IV"), and (6) 35,050 Common Units directly owned by Prime Group V, L.P., and Illinois limited partnership ("PG-V") by virtue of his position as managing general partner of PGLP and his ability to control PFLP, PG-II, PG-III, PG-IV and PG-V.
(6) Information presented is based on a Schedule 13D filed with the Securities and Exchange Commission on July 20, 1998 by Howard Amster
     ("Amster") and certain affiliates. This Schedule 13D indicates that Amster may be deemed to be the beneficial owner of 269,855 shares of Common Stock by virtue of his relationships with the following persons, each a holder of Common Stock of the Company: Amster Trading Company; Amster Trading Company Charitable Remainder Unitrusts; Gould Trading Company; Howard Amster & Tamra F. Gould Charitable Unitrust; Howard M. Amster Charitable Remainder Unitrust; Jeffrey Shafer; Pleasant Lake Apts. Corp.; Ramat Securities Ltd. and Tamra F. Gould. This Schedule 13D indicates that Amster disclaims beneficial ownership of the shares of the Common Stock owned by Howard Amster & Tamra F. Gould Charitable Unitrust; Howard M. Amster Charitable Remainder Unitrust and Tamra F. Gould.
(7) Information presented is based on a Schedule 13D filed with the Securities and Exchange Commission on March 5, 1999 by Maurice A. Halperin ("Halperin"). This Schedule 13D indicates that Halperin directly owns 195,674 shares of Common Stock.
(8) Information presented is based on a Form 4 filed with the Securities and Exchange Commission on August 10, 1998 by Norman Perlmutter ("Perlmutter"). This Form 4 indicates that Perlmutter directly owns 20,109 shares of Common Stock and that Perlmutter may be deemed to be the beneficial owner of 40,665 Common Units directly owned by Cheryl McArthur, his wife, and 52 shares owned by Perlmutter's minor sons. Mr. Perlmutter disclaims beneficial ownership with respect to the 40,665 Common Units owned by his wife and the 52 shares owned by his minor sons.

SECTION 16(A) - BENEFICIAL OWNERSHIP REPORT COMPLIANCE

The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with in fiscal 1998.


                       ITEM 13 - CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

PRIME RETAIL, INC. GUARANTEE

Prime Retail, Inc., of which Mr. Reschke is Chairman of the Board and Mr. Perlmutter is a member of the Board (both of whom are also members of the Company's Board), has guaranteed, pursuant to that certain Guaranty dated as of June 15, 1998 (the "Prime Retail Guarantee"), approximately $10.0 million of obligations under a Loan Agreement between Nomura Asset Capital Corporation and certain subsidiaries of the Company (the "Credit Facility"). In connection with the Prime Retail Guarantee, the Company has agreed to pay Prime a fee of $400,000 per annum until the Prime Retail Guarantee terminates.

MG PATCHOGUE II LIMITED PARTNERSHIP INDEBTEDNESS

MG Patchogue II Limited Partnership ("MG Patchogue II"), of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million under that certain Loan Agreement dated December 23, 1997 between MG Patchogue II and LaSalle National Bank (the "LaSalle Loan"), which indebtedness originally matured August 14, 1998, but was amended to mature on April 30, 1999. Prime Retail, L.P. ("Prime LP"), as the successor to Horizon/Glen Outlet Centers Limited Partnership ("Horizon/Glen LP") in connection with the Merger, reaffirmed its guaranty of the obligations of MG Patchogue II arising under the LaSalle Loan pursuant to those certain Reaffirmations of Guaranty dated as of June 15, 1998, August 14, 1998 and December 8, 1998, respectively.

INSURANCE BROKERAGE WITH THILMAN & FILIPPINI

The Company has an ongoing relationship with respect to insurance brokerage services with Thilman & Filippini, a general partnership in which Mr. Thilman, a Director of the Company, is a general partner. Thilman & Filippini provides insurance brokerage services for the Company in connection with the Company's insurance programs and Thilman & Filippini receives commissions on the sale of such policies and related products.

OFFICE SUB-LEASE

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the period from June 15, 1998 to December 31, 1998 the Company incurred rent expense of approximately $65,000.

OTHER INDEBTEDNESS AND RELATIONSHIPS

LOANS SECURED BY THE NORTON SHORES, MICHIGAN OFFICE BUILDING. The Company has loans totaling $3.0 million as of December 31, 1998 collateralized by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. Prime Retail LP, as the successor to Horizon/Glen LP in the Merger, is jointly and severally liable with the Company for any and all obligations arising under such loans. This building was previously owned by an affiliate of Horizon and was contributed to the Company by Horizon in connection with the Merger. The consent of the lender to the previous owner of the property is required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of March 5, 1999, such consent has not been obtained.

REVOLVING CREDIT FACILITY. The Company also has a $4.0 million revolving credit facility that matures April 30, 1999. Prime has agreed to lend the Company sufficient funds, at a rate of 10% per annum, if the Company is otherwise unable to repay in full its obligations under such facility. In January, 1999 Prime loaned the Company $1.0 million to make a principal repayment against this credit facility. The Company has agreed that it will repay this replacement facility or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Algodones, New Mexico Outlet Center. The Company is currently negotiating to replace this facility with another similar facility either from Prime or another lender.

PHILLIPS VAN HEUSEN, INC. LEASES. Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000.

GARY J. SKOIEN'S EMPLOYMENT WITH THE PRIME GROUP, INC. Gary J. Skoien, Chairman, President and Chief Executive Officer of the Company, is also the Executive Vice President and Chief Operating Officer of The Prime Group, Inc. Mr. Skoien's responsibilities with respect to this employment are primarily related to the Huntley project, a mixed-use development project located in suburban Chicago. Mr. Reschke, also a Director of the Company, is Chairman and Chief Executive Officer of The Prime Group, Inc. The Prime Group, Inc. is a large stockholder in Prime Retail, Inc., which owns, operates and develops factory outlet centers and may be considered to be in competition with the Company.

WORKING CAPITAL AGREEMENT. In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3.0 million in cash to the Company at the closing of the Merger as 75% of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. Also due under the Working Capital Agreement is $710,200 for retention payments made to Horizon employees.

PRIME RETAIL LOAN. The Company borrowed $2.2 million from Prime Retail on November 10, 1998. The proceeds from the loan were utilized to make a principal payment on the Company's credit facility with Nomura. The terms of the borrowing are under negotiation, but management expects that the loan will bear annual interest at the rate of 10.0% and have a term of two years.

                                     PART IV

                     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

             The financial statements listed in the index as shown under Item 8 are filed as part of this annual report.

         2.  Financial Statement Schedules

             The financial statement schedule listed in the index as shown under
             Item 8 is filed as part of this annual report.

         3.  Exhibits

             None filed with this annual report.

(b)      Reports on Form 8-K

A Form 8-K was filed October 8, 1998 by the Company announcing that the Company intends to seek shareholder approval to not elect to be treated as a real estate investment trust ("REIT") for its initial taxable year.

A Form 8-K was filed January 7, 1999 by the Company announcing that it had received a proposal from Prime Capital Holding LLC regarding a proposed business combination with the Company.

A Form 8-K was filed January 29, 1999 by the Company announcing that a purported class action lawsuit was filed against the Company against the Company, it Directors and Prime Capital Holding LLC in connection with the proposed business combination of the Company and Prime Capital Holding, LLC.

A Form 8-K was filed March 18, 1999 by the Company announcing that Prime Capital Holding, LLC had withdrawn its proposal for a business combination with the Company. The Form 8-K also announced that the company had reviewed its prior decision to not elect REIT status and had determined to elect REIT status.

                         HORIZON GROUP PROPERTIES, INC.
                                INDEX TO EXHIBITS
                                  (ITEM 14(A) )



DESCRIPTION

Exhibit 3(i)      Articles of Incorporation of Horizon Group Properties, Inc.
                  (the "Company")(1)
Exhibit 3(ii)     By-laws of the Company(1)
Exhibit 4.1       Specimen certificate for common stock, $0.1 par value per share, of the Company(1)
Exhibit 10.1      Sky Merger Corp.  Registration  Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2      Amended  and  Restated  Agreement  and Plan of Merger  by and among  Prime  Retail,  Inc.,  Prime
                  Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the
                  Company, Horizon Group Properties, L.P. and Horizon/Glen
                  Outlet Centers Limited Partnership dated as of February 1,
                  1998 (Incorporated by reference to Exhibit 10(a) to Horizon
                  Group, Inc.'s current report on Form 8-K dated February 1,
                  1998 (SEC File No. 1-12424))(1)
Exhibit 10.3      Form of 1998 Stock Option Plan of the Company(1)
Exhibit 10.4      Employment Agreement between Gary J. Skoien and the Company(1)
Exhibit 10.5      Employment Agreement between David R. Tinkham and the Company(1)
Exhibit 10.6      Form of Indemnification Agreement for the Board of Directors of the Company(1)
Exhibit 10.7      Form of Registration Rights Agreement(1)
Exhibit 10.8      Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1)(1)
Exhibit 10.9      Employment Agreement between Richard Berman and the Company(3)
Exhibit 10.10     Working Capital Agreement with Prime Retail, Inc.(3)
Exhibit 10.11     Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership,
                  Nebraska  Crossing  Factory Shops,  L.L.C.,  and Indiana Factory Shops,  L.L.C.  and Nomura Asset
                  Capital Corporation(2)
Exhibit 10.12     Form of Deed of Trust,  Assignment of Leases and Rents and Security  Agreement  with Nomura Asset
                  Capital Corporation(2)
Exhibit 10.13     Form of Mortgage,  Assignment of Leases and Rents and Security  Agreement by and between  Horizon
                  Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.14     Form of Assignment of Leases and Rents by and between Horizon Group  Properties,  Inc. and Nomura
                  Asset Capital Corporation(2)
Exhibit 10.15     Guaranty dated as of June 15, 1998 by the Company and Horizon Group  Properties,  L.P. to and for
                  the benefit of Nomura Asset Capital Corporation(2)
Exhibit 10.16     Guaranty and Indemnity Agreement dated as of June 15,1998 by and among the Company, Horizon Group PropertieS,
                  L.P., Prime Retail, Inc., and Prime Retail, L.P.(2)
Exhibit 10.17     Assignment and Assumption  Agreement,  dated as of June 15, 1998 by and among Prime Retail, Inc.,
                  Prime Retail, L.P.,  Indianapolis  Factory Shops Limited Partnership,  and Indiana Factory Shops,
                  L.L.C.(3)
Exhibit 10.18     Assignment and Assumption  Agreement,  dated as of June 15, 1998 by and among Prime Retail, Inc.,
                  Prime Retail,  L.P.,  Nebraska  Factory Shops Limited  Partnership,  and Nebraska  Factory Shops,
                  L.L.C.(3)
Exhibit 10.19     Form of Option Agreement(3)
Exhibit 27        Financial Data Schedule
Exhibit 99        Excerpt of Press  Release  issued by the Company on June 15, 1998  announcing  the  completion of the debt financing with Nomura Asset Capital Corporation(2)




1 Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3 Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


HORIZON GROUP PROPERTIES, INC.


                                        Director and Chairman of the Board,
-----------------------------           President and Chief Executive Officer
Gary J. Skoien                          (Principal Executive Officer)


-----------------------------           Chief Financial Officer
David R. Tinkham                        (Principal Financial Officer)


-----------------------------
Michael W. Reschke                      Director


-----------------------------
Norman Perlmutter                       Director


-----------------------------
Margaret A. Gilliam                     Director


-----------------------------
E. Thomas Thilman                       Director
