Form 10-Q
period 1999-03-31
HORIZON GROUP PROPERTIES INC
filed 1999-05-17
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 0-24123
                         -------------------------------

                         HORIZON GROUP PROPERTIES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)

              MARYLAND                                  38-3407933
  ---------------------------------         ------------------------------------
    (State or other jurisdiction            (I.R.S. employer identification no.)
  of incorporation or organization)

  77 WEST WACKER DRIVE, SUITE 4200, CHICAGO , IL              60601
  ----------------------------------------------              -----
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
                                                                Yes X  No

         NUMBER OF COMMON SHARES OUTSTANDING AT MAY 10, 1999   2,796,878
                                                             -------------
                                                             -------------

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                                 March 31, 1999

                                                                       Page No.
                                                                       --------
Part I.   Financial Information:

Item 1.  Financial Statements (unaudited)

   Consolidated Statement of Operations of the Company for the
     Three Months Ended March 31, 1999 and Combined
     Statement of Operations of the Predecessor Properties for the
     Three Months Ended March 31, 1998 . . . . . . . . . . . . . . . . . . 3

   Consolidated Balance Sheets of the Company at March 31, 1999 and
     December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

   Consolidated Statement of Cash Flows of the Company
     for the Three Months Ended March 31, 1999 and Combined
     Statement of Cash Flows of the Predecessor Properties
     for the Three Months Ended March 31, 1998 . . . . . . . . . . . . . . 5

   Notes to Consolidated and Combined Financial Statements  . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . . . . . . .16

Item 3.  Quantitative and Qualitative Disclosure of Market Risk . . . . . .23

Part II. Other Information:

Item 1.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . .24
Item 2.  Changes in Securities    . . . . . . . . . . . . . . . . . . . . .24
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . .24
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . .25
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .25
Item 6.  Exhibits or Reports on Form 8-K  . . . . . . . . . . . . . . . . .26

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                         HORIZON GROUP PROPERTIES, INC.
               Consolidated and Combined Statements of Operations
                                   (unaudited)

                                                                 Horizon Group
                                                                Properties, Inc.          Predecessor Properties
                                                              for the three months         for the three months
                                                              ended March 31, 1999         ended March 31, 1998
                                                       ---------------------------------------------------------
                                                                      (thousands, except per share data)
REVENUE
   Base rent                                                         $5,520                       $  4,997
   Percentage rent                                                       30                             31
   Expense recoveries                                                 1,515                          1,296
   Other                                                                439                            394
                                                                   --------                      ---------
     Total revenue                                                    7,504                          6,718
                                                                    -------                       --------

EXPENSES
   Property operating                                                 1,621                          1,302
   Real estate taxes                                                    865                            757
   Land leases and other                                                616                            309
   Depreciation and amortization                                      1,199                          2,455
   General and administrative                                         1,254                            452
   Interest                                                           2,168                          3,122
                                                                    -------                       --------
     Total expenses                                                   7,723                          8,397
                                                                    -------                       --------

Loss from joint ventures                                               (306)                           (81)
                                                                    -------                      ---------

Loss before minority interests                                         (525)                        (1,760)

Minority interests                                                       90                              -
                                                                  ---------                    -----------

Net loss                                                            $  (435)                       $(1,760)
                                                                  =========                    ===========

PER COMMON SHARE - BASIC AND DILUTED:

   Net loss - basic and diluted                                    $  (0.16)
                                                                  =========


Weighted average common shares outstanding

   - basic                                                            2,791
                                                                  =========
   - diluted                                                          3,389
                                                                  =========


  SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                      March 31, 1999         December 31, 1998
                                                                    -------------------------------------------
                                                                                     (thousands)
ASSETS
Real estate - at cost:
   Land                                                                  $  11,914              $  11,914
   Buildings and improvements                                              134,195                133,061
   Less accumulated depreciation                                            (3,554)                (2,387)
                                                                       -----------             ----------
     Total net real estate                                                 142,555                142,588

Cash  and cash equivalents                                                   1,340                  2,686
Restricted cash                                                              4,087                  4,465
Tenant accounts receivable                                                     864                  1,280
Investments in and advances to joint ventures                                8,221                  8,527
Assets held for sale                                                         2,500                  2,500
Deferred costs (net of accumulated amortization of $181 and
  $103 at March 31, 1999 and December 31, 1998,
  respectively)                                                                752                    826
Other assets                                                                 3,277                  2,806
                                                                       -----------            -----------
   Total assets                                                           $163,596               $165,678
                                                                       ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                                  $114,306               $114,752
Accounts payable and accrued expenses                                        4,729                  5,676
Prepaid rents and other tenant liabilities                                     756                    976
Other liabilities                                                            3,378                  3,322
                                                                       -----------            -----------
   Total liabilities                                                       123,169                124,726

MINORITY INTERESTS                                                           7,067                  7,338

SHAREHOLDERS' EQUITY:

Common shares ($.01 par value, 50,000 shares authorized, 2,797 and 2,782 issued and outstanding at March 31, 1999
and December 31, 1998, respectively)                                            28                     28
Additional paid-in capital                                                  33,449                 33,268
Retained earnings (deficit)                                                   (117)                   318
                                                                      ------------           ------------
   Total shareholders' equity                                               33,360                 33,614
                                                                      ------------           ------------
     Total liabilities and shareholders' equity                           $163,596               $165,678
                                                                      ============           ============

  SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
               Consolidated and Combined Statements of Cash Flows
                                   (unaudited)

                                                                                   Horizon Group               Predecessor
                                                                                  Properties, Inc.             Properties
                                                                                for the three months      for the three months
                                                                                ended March 31, 1999      ended March 31, 1998
                                                                              -------------------------------------------------
                                                                                                 (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $     (435)                     $ (1,760)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:

     Loss from joint ventures                                                          306                            81
     Minority interests in net loss                                                    (90)                            -
     Depreciation                                                                    1,167                         2,268
     Amortization                                                                       77                           393
   Changes in assets and liabilities:
     Restricted cash                                                                   378                             -
     Tenant accounts receivable                                                        416                          (450)
     Investments in and advances to joint ventures                                       -                         1,755
     Deferred costs and other assets                                                  (476)                         (772)
     Accounts payable and accrued expenses                                            (980)                         (610)
     Other liabilities                                                                  58                           (35)
     Prepaid rents and other tenant liabilities                                       (220)                          (14)
                                                                                ----------                    ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                       201                           856
                                                                                ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                                    (1,101)                         (958)
                                                                                ----------                    ----------
     NET CASH USED IN INVESTING ACTIVITIES                                          (1,101)                         (958)
                                                                                ----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net contributions/distributions                                                       -                            38
   Principal payments on mortgages and other debt                                   (1,446)                            -
   Proceeds from borrowings                                                          1,000                             -
   Proceeds from net increase in debt                                                    -                           227
   Debt issue costs                                                                      -                           (52)
                                                                                ----------                    ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (446)                          213
                                                                                ----------                    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,346)                          111

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                               2,686                         3,729
                                                                                ----------                    ----------
   END OF PERIOD                                                                  $  1,340                      $  3,840
                                                                                ==========                    ==========

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

Also in connection with the Merger and pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 1, 1998 by and among Prime, Horizon, HGP and other parties thereto (the "Merger Agreement"), the shares of Common Stock of the Company, $.01 par value per share (the "Common Stock"), were distributed to the holders of Common Stock, Series B Preferred Stock, and Series C Preferred Stock of Prime and the holders of Common Stock of Horizon in accordance with the applicable exchange ratio for each such security as set forth in the Merger Agreement.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner. As of March 31, 1999, HGP, owned approximately 82.52% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

The merger was accounted for under the purchase method of accounting under which contributed assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the Merger. At March 31, 1999, allocation estimates are preliminary. The consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries. The Company accounts for its investments in and advances to two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statement of operations include the Company's share of the net income or loss from the joint ventures.

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements


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

         Nebraska Crossing Factory Shops in Gretna, Nebraska
         Indiana Factory Shops in Daleville, Indiana

The following summarizes the assets, liabilities and equity contributed to and assumed by the Company on June 15, 1998 pursuant to the Contribution Agreement including the acquisition of the two centers from Prime:

                                                      (IN THOUSANDS)
                      Real estate                         $ 142,520
                      Other assets                           20,278
                                                        -----------
                                                          $ 162,798
                                                        -----------
                                                        -----------

                      Mortgages and other debt            $ 115,514
                      Other liabilities                       6,719
                      Minority interests                      7,763
                      Shareholders' equity                   32,802
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

Also pursuant to the Contribution Agreement, certain partnership interests in two joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Outlet Center, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. The Company is currently seeking the consents of the limited partners to such transfers, but as of May 10, 1999 such consents had not been obtained.

Additionally, the transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of May 10, 1999 such consent had not been obtained. The Company accounts for its investment in these partnerships using the equity method of accounting.

The lender to the previous owner for the mortgage on the corporate office building and related equipment in Norton Shores, Michigan, as of May 10, 1999, has also not given its consent in connection with the transfer of the property (see Note 6).

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

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements


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

INTERIM PERIOD FINANCIAL PRESENTATION

The consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements


The accompanying unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be achieved in future periods.

REAL ESTATE AND DEPRECIATION

The carrying values of the Predecessor Properties for the period prior to the Merger are stated at Horizon's historic cost, less accumulated depreciation. For the period subsequent to the Merger, the Predecessor Properties are stated on the books of the Company at fair value as of June 15, 1998, the date the Predecessor Properties were contributed to the Company, less accumulated depreciation. The two centers purchased from an affiliate of Prime are stated at their purchase prices, less accumulated depreciation. The allocation of the purchase price to the carrying values of the Predecessor Properties as of March 31, 1999 is preliminary. Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.

Amounts included under buildings and improvements on the consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

         Buildings and improvements             31.5 years
         Tenant improvements                    10 years or lease term, if less
         Furniture, fixtures or equipment       3 - 7 years

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the financial statements reflect impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace.

Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of March 31, 1999 and December 31, 1998 the Algodones, New Mexico outlet center was vacant and classified as held for sale.

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lender (see Note 6) and includes $1.5 million in capital improvement reserves, $2.0 million in real estate tax, insurance and ground lease escrows, and $0.6 million for debt service and operating expenses at March 31, 1999.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Company owns a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited Partnership, which partnerships own the Bellport Outlet Center. Such interests were recorded at fair value upon formation of the Company based on the estimated fair value of the underlying real estate. The Company accounts for such investments (in consideration of its priority return position) under the equity method of accounting reflecting the Company's attributable share of income and loss in the statements of operations.

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

INCOME TAXES

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders, is permitted to reduce or to eliminate the payment of federal income taxes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable income generated since the Merger, the Company is not obligated to make any dividend distributions to qualify as a REIT.

Horizon elected to be taxed as a REIT commencing with the taxable year ending December 31, 1994. As a REIT, Horizon was not taxed on income since it distributed its REIT taxable income to its shareholders and satisfied certain other requirements as defined in the Code. Accordingly, neither the consolidated nor the combined financial statements include any federal income tax expense.

MINORITY INTERESTS

Minority interests represent the interests of unitholders of HGP LP. The unitholder minority interest is adjusted each period end to reflect the ownership at that particular time. The unitholder minority interest in HGP was approximately 17.48% at March 31, 1999. During the three months ended March 31, 1999, 14,805 units were converted into shares of common stock.

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the term of the respective lease. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $258,000 and $169,000 of accrued straight line rents at March 31, 1999 and December 31, 1998, respectively, which are expected to be collected over the remaining life of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year.

Total tenant receivables are reflected net of reserves of $547,000 and $427,000 as of March 31, 1999 and December 31, 1998, respectively. For the three months ended March 31, 1999, $23,000 was charged directly against the reserves and net income was reduced by $214,000 for additional reserves.

OTHER REVENUE

Other revenue consists primarily of interest income and income related to marketing services that is recovered from tenants pursuant to lease agreements.

SHARE OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

RECLASSIFICATIONS

Certain reclassifications have been made to the previously reported statements of the Predecessor Properties in order to provide comparability with the Company's statements reported herein. These reclassifications have not changed the previously reported results.

NOTE 3 - SUMMARIZED FINANCIAL INFORMATION

Historical condensed combined financial information of the joint ventures which own the Bellport Outlet Center in Bellport, New York, in which the Company hold interests, is summarized as follows:

                                                                       For the three months ended
                                                                       --------------------------
                                                                March 31, 1999            March 31, 1998
                                                                --------------            --------------
                                                                             (IN THOUSANDS)

              Total revenue                                            $960                   $1,185

              Net loss                                                 (580)                    (232)

              Total assets                                           30,892                   32,829

              Total liabilities                                      32,758                   32,969

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                          Three months ended
                                                                                            March 31, 1999
                                                                                          -------------------
NUMERATOR:
Net loss - basic                                                                                 $(435)
Minority interests of unitholders                                                                  (90)
                                                                                               -------
Net loss - diluted                                                                               $(525)
                                                                                               =======

DENOMINATOR:
Weighted average common shares outstanding - basic                                               2,791
Effect of converting units to shares                                                               598
                                                                                               -------
Weighted average common shares outstanding - diluted                                             3,389
                                                                                               =======

Net loss per share - basic and diluted                                                         $(0.16)
                                                                                               ======

Outstanding stock options were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the period presented.

NOTE 5 - LONG TERM STOCK INCENTIVE PLAN

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan, an amount equal to approximately 10% of the aggregate of the total outstanding common shares of the Company and outstanding common units of HGP LP as of March 31, 1999.

NOTE 6 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") providing for initial borrowings of $108,205,000. The outstanding balance was $105,000,000 and $105,375,000 as of March 31, 1999 and December 31, 1998, respectively. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 6.85% and 7.45% as of March 31, 1999 and December 31, 1998, respectively. The HGP Credit Facility is cross-collateralized by mortgages on the Company's twelve wholly owned operating outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime (as described below). The HGP Credit Facility also contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company currently intends to seek such financing from Nomura on or before the maturity of the HGP Credit Facility and accordingly does not currently anticipate that such fee will be paid. As a result, the consolidated financial statements do not include any adjustment relating to this

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements

penalty. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

The Company has loans totaling $2.9 million and $3.0 million as of March 31, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 7.5% and 7.8% at March 31, 1999 and December 31, 1998, respectively. The corporate office equipment and fixture loan matures in December 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. The effective rate was 7.8% at March 31, 1999 and December 31, 1998. The consent of the lender to the previous owner of the property is required in connection with the transfer of the property to the Company. The Company is currently seeking such consent, but as of May 10, 1999, such consent had not been obtained.

The Company also has a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate which was 7.75% at March 31, 1999 and December 31, 1998. In January, 1999 Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10% (the "Prime Loan"), pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico outlet center.

The Company borrowed $2.2 million from Prime on November 10, 1998. The proceeds from the loan were utilized to make a principal payment on the Company's credit facility with Nomura. The terms of the borrowing are under negotiation, but management expects that the loan will bear annual interest at the rate of 10.0% and have a term of two years.

The Company has guaranteed the indebtedness collateralized by Phases II and III of the Bellport, New York outlet center. The outlet center is owned by MG Patchogue II Limited Partnership of which the Company is the sole general partner. The principal balance of this debt was $11.8 million as of March 31, 1999 and December 31, 1998.

In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of March 31, 1999 and December 31, 1998, respectively, the components of such indebtedness included (1) the loan collateralized by Phases II and III of the Bellport, New York outlet center with a principal balance of $11.8 million as of March 31, 1999 and December 31, 1998, (2) the loan collateralized by Phase I of the Bellport, New York outlet center with a principal balance of $10.7 million as of March 31, 1999 and December 31, 1998, (3) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan with a principal balance of $2.9 million and $3.0 million as of March 31, 1999 and December 31, 1998, respectively, and (4) $10.0 million of the Company's obligations under its credit facility with Nomura. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees.

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

                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000. This obligation was assumed by HGP at the date of the Merger and is reflected as a liability on the consolidated balance sheets as of March 31, 1999 and December 31, 1998.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. In the three months ended March 31, 1999, the Company paid premiums totaling approximately $143,000 on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. In the three months ended March 31, 1999, the Company incurred rent expense of $30,000.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3.0 million in cash to the Company at the closing of the Merger representing 75% of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. Also due under the Working Capital Agreement is $710,200 for retention payments made to Horizon employees. The balances due are included in other assets on the consolidated balance sheets.

NOTE 8 - PRO FORMA INFORMATION

The following unaudited pro forma information for the three months ended March 31, 1998 reflect the following transactions, which occurred June 15, 1998, as if they had occurred on January 1, 1998: (a) the contribution of the Predecessor Properties and the acquisition of the two centers from Prime; (b) the entry into the HGP Credit Facility; and (c) the distribution of Common Stock and Common Units.

The pro forma condensed financial information shown below is not necessarily indicative of the results which would actually have been obtained had the transactions described above been completed on the date indicated or which may be obtained in the future.

                                                          For the three
                                                           months ended
                                                          March 31, 1998
                                                          --------------
            Total revenue                                      $8,195

            Income before extraordinary items
               and minority interests                             752

            Net income                                            608

            Net income per share                                $0.22


                         HORIZON GROUP PROPERTIES, INC.
             Notes to Consolidated and Combined Financial Statements

NOTE 9 - SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding gains (or losses) from debt restructuring and sales of property or other non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income computed under generally accepted accounting principles. A reconciliation of net loss to FFO is as follows:


                                                              HORIZON GROUP                PREDECESSOR
                                                              PROPERTIES, INC.             PROPERTIES
                                                                   FOR THE                   FOR THE
                                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                                               MARCH 31, 1999            MARCH 31, 1998
                                                         --------------------------    -------------------
                                                                             (IN THOUSANDS)
     Net loss                                                     $  (525)                     $ (1,760)
     FFO ADJUSTMENTS:

        Depreciation and amortization (1)                           1,511                         2,513
        Non-recurring merger expense                                  301                             -
                                                                  -------                      --------
          Total FFO adjustments                                     1,812                         2,513
                                                                  -------                      --------
     FFO                                                           $1,287                          $753
                                                                  -------                      --------
                                                                  -------                      --------

NOTE:
(1) Includes depreciation of the operating real estate and allocated amounts relating to joint venture investments accounted for under the equity method.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as herein after defined) should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of March 31, 1999, owned approximately 82.52% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the potential impact of Year 2000 issues; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

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

RESULTS OF OPERATIONS

The statements for the periods subsequent to June 15, 1998, (the date of the Company's acquisition of the 12 outlet centers, one power center and Horizon's former administrative office from Horizon (the "Predecessor Properties"))

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

and the purchase of two properties from Prime (the "Prime Transferred Properties") reflect the operation of the Company as a separate entity. The financial statements of the Company for the periods subsequent to June 15, 1998 are not directly comparable to the statements of the Predecessor Properties for periods prior to the Merger due to a number of factors, including (1) a significant change in the indebtedness of the Company which occurred in conjunction with the Merger; (2) the acquisition by the Company of two additional outlet centers immediately after the Merger, the results of which are not included in the financial statements of the Predecessor Properties; and (3) the carrying values of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost and depreciation expense is based on those costs. The Predecessor Properties are stated at the fair value as of the date of the Merger, resulting in a lower carrying value compared to periods prior to the Merger and a related decrease in depreciation expense.

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

Rental revenue for the Predecessor Properties for the three months ended March 31, 1999 increased 1.3% compared to the same period in the prior year. This increase was primarily attributable to increased occupancy compared to the prior period. Operating expenses and real estate taxes for the three months ended March 31, 1999 for the Predecessor Properties decreased 5.5% compared to the same period in the prior year. This decrease is primarily the result of a reduced insurance premiums and lower tax expense due to a decrease in the tax assessments on several properties.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico Center) for the three months ended March 31, 1999 was 80.1% compared to 78.4% for the same period in the prior year. As of March 31, 1999, occupancy of the Company's total operating portfolio was 79.2%.

The company accounts for its investments in the joint ventures which own the Bellport Outlet Center utilizing the equity method. The center experienced a decrease in rental revenue in the first quarter of 1999 compared to the same period in the prior year primarily as the result of rent credits and accruals arising from the conversion of tenants from fixed base rent to rent based on a percentage of sales for the tenants' lease years. The decline in rental revenue was the most significant factor in the increase in the net loss of the joint ventures for the first quarter of 1999 compared to the same period in the prior year.

Net loss for the three months ended March 31, 1999 was $.16 per share on a basic and diluted basis. Funds from operations for the three months ended March 31, 1999 was $.38 per share on a diluted basis. Per share information is not presented for periods prior to the Merger due to the change in capital structure resulting from the Merger.

The Company operates primarily from the former headquarters of Horizon in Norton Shores, Michigan in an office building previously owned by Horizon and now owned by the Company. Most employees of the Company, with the

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

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

On January 5, 1999, the Company received a proposal from Prime Capital Holding ("PCH") regarding a possible business combination with the Company. On March 17, 1999, PCH informed the Company that it was withdrawing its earlier proposal based on proposed changes to the income tax laws affecting REITs. During the first quarter of 1999, the Company incurred approximately $305,000 investigating and considering the potential business combination. This amount was charged to general and administrative expense upon the withdrawal of the PCH proposal.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the aggregate amount of outstanding mortgages and other debt on the Company's balance sheet was approximately $114.3 million. The Company is contemplating the expansion of its Tulare Outlet Center and the completion of approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura (each as hereinafter defined). At March 31, 1999 there was approximately $1.2 million deposited in escrow with Nomura which the Company believes is sufficient to complete the work required under the HGP Credit Facility. The Company expects to fund other capital improvements with additional borrowings, existing cash balances (including $367,000 held in escrow for such expenses by Nomura) or cash flow from operations.

The Company is required to make monthly deposits with Nomura for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $4.1 million as of March 31, 1999, including the capital improvement escrow described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3.0 million in cash to the Company at the closing of the Merger as 75% of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. Also due under the Working Capital Agreement is $710,200 for retention payments made to Horizon employees. The balances due are included in Other Assets on the consolidated balance sheets.

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

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") which has a current balance of $105.0 million at March 31, 1999. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime. The HGP Credit Facility also contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company currently intends to seek such financing from Nomura on or before the maturity of the HGP Credit Facility and accordingly does not currently anticipate that such fee will be paid. As a result, the consolidated financial statements do not include any adjustment relating to this penalty. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates.

The Company has loans totaling $2.9 million and $3.0 million as of March 31, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of May 10, 1999 such consent had not been obtained.

The Company also has a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate which was 7.75% at March 31, 1999 and December 31, 1998. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10%. These loans, (the "Prime Loan") were made pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico outlet center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but as of May 10, 1999, such consent had not been obtained. The Company accounts for its investment in this partnership using the equity method of accounting.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matured April 30, 1999. The lender is currently considering our request for an extension but, as of May 10, 1999 such extension had not been obtained. Nomura originally issued a commitment to lend the partnership $14.0 million under the HGP Credit Facility on or before September 1, 1998, and has verbally indicated that it may consider such refinancing after such date. The consent of

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

the limited partners is required in order to complete such financing with Nomura. The Company is currently seeking such consent but as of May 10, 1999, such consent had not been obtained. Prime is a guarantor on the indebtedness. If the financing with Nomura is completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and repay the $2.2 million loan which it received from Prime as discussed above in connection with the HGP Credit Facility.

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

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000. This obligation was assumed by HGP at the date of the Merger and is reflected as a liability on the balance sheet as of March 31, 1999 and December 31, 1998.

On January 5, 1999, the Company received a proposal from Prime Capital Holding ("PCH") regarding a possible business combination with the Company. On March 17, 1999, PCH informed the Company that it was withdrawing its earlier proposal based on proposed changes to the income tax laws affecting REITs.

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

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed the assessment of all systems that could be significantly affected by the Year 2000. The results of the assessment indicate that most of the Company's significant information processing technology systems could be affected, particularly the general ledger and billing systems. That assessment also indicated that software and hardware used in certain equipment at the Company's properties are also at risk. Potentially affected systems include security, lighting, automatic sprinklers, and heating and ventilating systems.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

     STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE
                     FOR COMPLETION OF EACH REMAINING PHASE

The Company has completed the assessment and upgrade of its most critical information technology systems. The Company uses a JD Edwards based accounting system which is currently Year 2000 compliant. The accounting system is run on an IBM AS/400 which required an updated operating system in order to be Year 2000 compliant. The Company installed such software during the first quarter of 1999. The Company has numerous desktop computers which are connected via a network to the AS/400. Most of these computers are Year 2000 compliant, but certain older computers may require software upgrades to be fully Year 2000 compliant. Such upgrades are generally available at no charge and the Company intends to install such upgrades by the end of the second quarter of 1999.

The assessment phase of the other less critical components of the Company's information technology hardware and software began in the fourth quarter of 1998 and was completed during the first quarter of 1999. The remediation, testing and implementation of those components is expected to be completed by the end of the third quarter of 1999.

The Company has completed the assessment phase of non-information technology exposures. The remediation, testing and implementation of those systems are expected to be completed by the end of the third quarter of 1999.

            NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR
                           EXPOSURE TO THE YEAR 2000

The Company has identified significant suppliers and other third parties with which the Company does business to assess their compliance with and the Company's exposure to their non-compliance with Year 2000 issues. With the exclusion of the utility companies, the Company has completed this assessment.

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

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                    For the three months ended March 31, 1999
                                (unaudited)

                             OTHER YEAR 2000 ISSUES

The majority of actions previously taken and expected to be taken by the Company to be Year 2000 compliant with respect to its software have been or would have been made in the ordinary course of utilizing such software. Typically, such actions involve updating existing software with newer versions, which the Company typically does on an ongoing basis. The Company maintains an agreement with JD Edwards which entitles it to upgrades of its general ledger and billing systems on a periodic basis. The Company has spent or expects to spend a total of approximately $10,000 to upgrade the software used in its voice-mail system, the operating system and network software related to the Company's AS/400 computer in order to make them Year 2000 compliant. The Company expects to internally fund or lease the hardware or software required to become Year 2000 compliant.

The Company's IT department is conducting its Year 2000 compliance programs simultaneously with its other functions. To date, such actions have not, and the Company does not expect future actions in this regard, to significantly impact other projects undertaken by the IT department.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $105.0 million at March 31, 1999. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. Since the facility was put in place June 15, 1998, the LIBOR rate to which the facility is tied has moved in a fairly narrow range. The monthly interest rates applicable from June 15, 1998 to March 31, 1999 ranged from 6.84% to 7.56%. As of March 31, 1999, the effective rate was 6.85%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 80 basis points (.8%).


    Principal Amount          Change in LIBOR Rate        Change in Interest Expense      Per Share - Diluted
    ----------------          --------------------        --------------------------      -------------------
       105,000,000                     .8%                         $840,000                      $.25


Inflation

HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

On January 20, 1999, a purported shareholder of HGP filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois against HGP, Prime Capital Holding, LLC ("PCH") and the Directors of HGP claiming, among other things, that HGP's directors breached their fiduciary duties to HGP's shareholders in connection with a business combination proposal made by PCH. The lawsuit requests that the transaction with PCH be enjoined, or, in the event that the transaction is consummated, that the transaction be rescinded and that damages be awarded to the purported class members. On March 17, 1999, the Company received a letter from PCH withdrawing its proposal for a business combination with HGP. HGP has obtained an extension to answer the complaint and the Company believes that the lawsuit is without merit and intends to contest the lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has loans totaling $2.9 million and $3.0 million as of March 31, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent, but as of May 10, 1999, such consent had not been obtained.

The Company also has a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate which was 7.75% at March 31, 1999 and December 31, 1998. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10% (the "Prime Loan") pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico outlet center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of May 10, 1999 such consent had not been obtained.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matured April 30, 1999. The lender is currently considering our request for an extension but, as of May 10, 1999 such extension had not been obtained. Nomura originally issued a commitment to lend the partnership $14.0 million under the HGP Credit Facility on or before September 1, 1998, and has verbally indicated that it may consider such refinancing after such date. The consent of the limited partners is required in order to complete such financing with Nomura. The Company is currently seeking such consent but as of May 10, 1999, such consent had not been obtained. Prime is a guarantor on the indebtedness. If the financing with Nomura is completed, the Company will utilize the proceeds of such financing to repay the existing indebtedness and repay the $2.2 million loan which it received from Prime as discussed above in connection with the HGP Credit Facility.

The Company can give no assurances that it will be able to obtain the above mentioned consents or that it will be able to finance or refinance its indebtedness as it matures or that any such financing will be obtained on favorable terms. Any such failure to obtain such consents or such financings could have a material adverse effect upon the Company.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit 3(i)      Articles of Incorporation of Horizon Group Properties, Inc.
                  (the "Company")(1)
Exhibit 3(ii)     By-laws of the Company(1)
Exhibit 3(iii)    Amendment to By-laws of the Company dated March 17, 1999
Exhibit 4.1 Specimen certificate for common stock, $.01 par value per share, of the Company(1)
Exhibit 10.1 Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange
                  Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2      Amended and Restated Agreement and Plan of Merger by and among
                  Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc.,
                  Sky Merger Corp., the Company, Horizon Group Properties, L.P.
                  and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit
                  10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424)(1)
Exhibit 10.3      Form of 1998 Stock Option Plan of the Company(1)
Exhibit 10.4      Employment Agreement between Gary J. Skoien and the Company(1)
Exhibit 10.5      Employment Agreement between David R. Tinkham and the
                  Company(1)
Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company(1)
Exhibit 10.7      Form of Registration Rights Agreement(1)
Exhibit 10.8      Form of Contribution Agreement (incorporated by reference to
                  Appendix E to Exhibit 10.1)(1)
Exhibit 10.9      Employment Agreement between Richard Berman and the
                  Company (3)
Exhibit 10.10     Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11     Loan Agreement dated as of June 15, 1998 by and among Third
                  Horizon Group Limited Partnership, Nebraska Crossing Factory
                  Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura
                  Asset Capital Corporation(2)
Exhibit 10.12     Form of Deed of Trust, Assignment of Leases and Rents and
                  Security Agreement with Nomura Asset Capital Corporation(2)
Exhibit 10.13     Form of Mortgage, Assignment of Leases and Rents and Security
                  Agreement by and between Horizon Group Properties, Inc. and
                  Nomura Asset Capital Corporation(2)
Exhibit 10.14     Form of Assignment of Leases and Rents by and between Horizon
                  Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.15     Guaranty dated as of June 15, 1998 by the Company and Horizon
                  Group Properties, L.P. to and for the benefit of Nomura Asset
                  Capital Corporation(2)
Exhibit 10.16 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime
                  Retail, Inc., and Prime Retail, L.P.(2)
Exhibit 10.17 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P.,
                  Indianapolis Factory Shops Limited Partnership, and Indiana
                  Factory Shops, L.L.C. (3)
Exhibit 10.18 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska
                  Factory Shops Limited Partnership, and Nebraska Factory Shops
                  L.L.C. (3)
Exhibit 10.19     Form of Option Agreement (3)
Exhibit 27        Financial Data Schedule
Exhibit 99        Excerpt of Press Release issued by the Company on June 15,
                  1998 announcing the completion of the debt financing with Nomura Asset Capital Corporation(2)


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

A Form 8-K was filed January 29, 1999 by the Company announcing that a purported class action lawsuit was filed against the Company, it Directors and Prime Capital Holding LLC in connection with the proposed business combination of the Company and Prime Capital Holding, LLC.

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

                                            HORIZON GROUP PROPERTIES, INC.

                                            Registrant

Date:    May 17, 1999                       By: /s/ Gary J. Skoien
---------------------------                 ----------------------
                                            Gary J. Skoien, President and
                                            Chief Executive Officer

Date:    May 17, 1999                       By: /s/ David R. Tinkham
---------------------------                 ------------------------
                                            David R. Tinkham, Chief Accounting
                                            and Chief Financial Officer