Form 10-Q
period 1999-06-30
HORIZON GROUP PROPERTIES INC
filed 1999-08-16
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X]  Quarterly Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-24123
                         -------------------------------

                         HORIZON GROUP PROPERTIES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)


               MARYLAND                                  38-3407933
-----------------------------------         -----------------------------------
    (State or other jurisdiction            (I.R.S. employer identification no.)
  of incorporation or organization)


77 WEST WACKER DRIVE, SUITE 4200, CHICAGO , IL              60601
----------------------------------------------              -----
     (Address of principal executive offices)             (Zip Code)


                                 (312) 917-8870
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------

               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      NUMBER OF COMMON SHARES OUTSTANDING AT AUGUST 10, 1999   2,845,096
                                                             ---------------
                                                             ---------------

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                                  June 30, 1999

Part I.   Financial Information:                                                                           PAGE NO.
                                                                                                           --------
Item 1.  Financial Statements (unaudited)

   Condensed Consolidated Statements of Operations of the Company
     for the Three Months Ended June 30, 1999 and for the period from June 15,
     1998 to June 30, 1998 and Condensed Combined Statement of Operations of the
     Predecessor Properties for the period from April 1, 1998 to June 14, 1998  . . . . . . . . . . . . . . . . 3

   Condensed Consolidated Statements of Operations of the Company for the Six Months
     Ended June 30, 1999 and for the period from June 15, 1998 to June 30, 1998 and Condensed Combined Statement of Operations of the Predecessor Properties for the
     period from January 1, 1998 to June 14, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

   Condensed Consolidated Balance Sheets of the Company at June 30, 1999 and
     December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

   Condensed Consolidated Statements of Cash Flows of the Company
     for the Six Months Ended June 30, 1999 and for the period from June 15,
     1998 to June 30, 1998 and Condensed Combined Statement of
     Cash Flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998 . . . . . . . .6

   Notes to Condensed Consolidated and Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . . .7

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 3.  Quantitative and Qualitative Disclosure of Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .26

Part II. Other Information:

Item 1.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
Item 2.  Changes in Securities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . .27
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28
Item 6.  Exhibits or Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

                         HORIZON GROUP PROPERTIES, INC.
          Condensed Consolidated and Combined Statements of Operations
                                 (unaudited)


                                                                   Horizon Group
                                             Horizon Group        Properties, Inc.      Predecessor Properties
                                            Properties, Inc.     for the period from     for the period from
                                          for the three months      June 15, 1998           April 1, 1998
                                          ended June 30, 1999     to June 30, 1998         to June 14, 1998
                                          --------------------   -------------------    ----------------------
                                                          (thousands, except per share data)
REVENUE
   Base rent                                      $  5,538                  $   953              $ 4,170
   Percentage rent                                      34                        1                   13
   Expense recoveries                                1,533                      150                1,335
   Other                                               203                       57                  371
                                                  --------                  -------              -------
     Total revenue                                   7,308                    1,161                5,889
                                                  --------                  -------              -------

EXPENSES
   Property operating                                1,533                      200                1,332
   Real estate taxes                                   852                      137                  622
   Land leases and other                               329                       22                  476
   Depreciation and amortization                     1,208                      244                2,185
   General and administrative                        1,177                      226                  609
   Interest                                          2,169                      371                2,741
                                                  --------                  -------              -------
     Total expenses                                  7,268                    1,200                7,965
                                                  --------                  -------              -------

Income (loss) from joint ventures                     (152)                       1                 (126)
                                                  --------                  -------              -------

Loss before minority interests                        (112)                     (38)              (2,202)

Minority interests                                      14                        6                   --
                                                  --------                  -------              -------

Net loss                                          $    (98)                 $   (32)             $(2,202)
                                                  --------                  -------              -------
                                                  --------                  -------              -------
PER COMMON SHARE - BASIC AND DILUTED:
   Net loss - basic and diluted                    $ (0.03)                 $ (0.01)
                                                  --------                  -------
                                                  --------                  -------



Weighted average common shares outstanding
   - basic                                           2,810                   2,762
                                                  --------                  -------
                                                  --------                  -------
   - diluted                                         3,389                   3,389
                                                  --------                  -------
                                                  --------                  -------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL
                                  STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
          Condensed Consolidated and Combined Statements of Operations
                                   (unaudited)

                                                              Horizon Group          Horizon Group
                                                             Properties, Inc.      Properties, Inc.     Predecessor Properties
                                                               for the six        for the period from    for the period from
                                                              months ended        June 15, 1998 to         January 1, 1998
                                                              June 30, 1999          June 30, 1998         to June 14, 1998
                                                           ---------------------  -------------------  ------------------------
                                                                           (thousands, except per share data)
REVENUE
   Base rent                                                       $ 11,058                  $   953             $  9,167
   Percentage rent                                                       64                        1                   44
   Expense recoveries                                                 3,047                      150                2,631
   Other                                                                642                       57                  765
                                                                   --------                  -------             --------
     Total revenue                                                   14,811                    1,161               12,607
                                                                   --------                  -------             --------

EXPENSES
   Property operating                                                 3,153                      200                2,634
   Real estate taxes                                                  1,717                      137                1,379
   Land leases and other                                                944                       22                  785
   Depreciation and amortization                                      2,407                      244                4,640
   General and administrative                                         2,431                      226                1,061
   Interest                                                           4,337                      371                5,863
                                                                   --------                  -------             --------
     Total expenses                                                  14,989                    1,200               16,362
                                                                   --------                  -------             --------

Income (loss) from joint ventures                                      (459)                       1                 (207)
                                                                   --------                  -------             --------

Loss before minority interests                                         (637)                     (38)              (3,962)

Minority interests                                                      104                        6                    -
                                                                   --------                  -------             --------

Net loss                                                           $   (533)                 $   (32)            $ (3,962)
                                                                   --------                  -------             --------
                                                                   --------                  -------             --------

PER COMMON SHARE - BASIC AND DILUTED:
   Net loss - basic and diluted                                    $  (0.19)                 $ (0.01)
                                                                   --------                  -------
                                                                   --------                  -------

Weighted average common shares outstanding
   - basic                                                            2,801                    2,762
                                                                   --------                  -------
                                                                   --------                  -------
   - diluted                                                          3,389                    3,389
                                                                   --------                  -------
                                                                   --------                  -------


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL
                                  STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
               Condensed Consolidated and Combined Balance Sheets
                                   (unaudited)

                                                                          June 30, 1999      December 31, 1998
                                                                       ------------------  --------------------
                                                                                     (thousands)
ASSETS
Real estate - at cost:
   Land                                                                  $  11,851              $  11,914
   Buildings and improvements                                              134,334                133,061
   Less accumulated depreciation                                            (4,722)                (2,387)
                                                                         ---------              ---------
     Total net real estate                                                 141,463                142,588
                                                                         ---------              ---------

Cash  and cash equivalents                                                   2,837                  2,686
Restricted cash                                                              3,993                  4,465
Tenant accounts receivable                                                     326                  1,280
Investments in and advances to joint ventures                                8,054                  8,527
Assets held for sale                                                         2,500                  2,500
Deferred costs (net of accumulated amortization of $263 and                  1,161                    826
  $103 at June 30, 1999 and December 31, 1998,
  respectively)
Other assets                                                                 3,123                  2,806
                                                                         ---------              ---------
   Total assets                                                          $ 163,457              $ 165,678
                                                                         ---------              ---------
                                                                         ---------              ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Mortgages and other debt                                                 $ 113,858              $ 114,752
Accounts payable and accrued expenses                                        4,474                  5,676
Prepaid rents and other tenant liabilities                                   1,305                    976
Other liabilities                                                            3,505                  3,322
                                                                         ---------              ---------
   Total liabilities                                                       123,142                124,726

MINORITY INTERESTS                                                           6,515                  7,338

SHAREHOLDERS' EQUITY:
Common shares ($.01 par value, 50,000 shares authorized,                        28                     28
  2,842 and 2,782 issued and outstanding at June 30, 1999
  and December 31, 1998, respectively)
Additional paid-in capital                                                  33,987                 33,268
Retained earnings (deficit)                                                   (215)                   318
                                                                         ---------              ---------
   Total shareholders' equity                                               33,800                 33,614
                                                                         ---------              ---------
     Total liabilities and shareholders' equity                          $ 163,457              $ 165,678
                                                                         ---------              ---------
                                                                         ---------              ---------


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL
                                  STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
          Condensed Consolidated and Combined Statements of Cash Flows
                                   (unaudited)

                                                                      Horizon Group          Horizon Group          Predecessor
                                                                      Properties, Inc.      Properties, Inc.         Properties
                                                                        for the six         for the period      for the period from
                                                                        months ended       from June 15, 1998    January 1, 1998 to
                                                                       June 30, 1999        to June 30, 1998       June 14, 1998
                                                                     -------------------   ------------------   -------------------
                                                                                              (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (533)              $     (32)             $(3,962)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:

     Income (loss) from joint ventures                                        459                      (1)                 207
     Minority interests in net loss                                          (104)                     (6)                   -
     Depreciation                                                           2,337                     244                4,260
     Amortization                                                             160                      24                  771
   Changes in assets and liabilities:
     Restricted cash                                                          472                     (65)                   -
     Tenant accounts receivable                                               919                    (457)                (409)
     Investments in and advances to joint ventures                              -                     (87)               1,853
     Deferred costs and other assets                                         (243)                 (1,247)                 446
     Accounts payable and accrued expenses                                   (820)                  1,494               (1,306)
     Other liabilities                                                        183                      (3)                 (47)
     Prepaid rents and other tenant liabilities                               329                      49                 (366)
                                                                         --------                --------             --------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  3,159                     (87)               1,447
                                                                         --------                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                           (1,933)                    (72)              (1,703)
                                                                         --------                --------             --------
     NET CASH USED IN INVESTING ACTIVITIES                                 (1,933)                    (72)              (1,703)
                                                                         --------                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net contributions/distributions                                              -                       -               (4,625)
   Principal payments on mortgages and other debt                          (4,894)                      -                    -
   Proceeds from borrowings                                                 4,000                       -                    -
   Proceeds from net increase in debt                                           -                       -                5,090
   Debt issue costs                                                          (181)                      -                 (140)
                                                                         --------                --------             --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (1,075)                      -                  325
                                                                         --------                --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          151                    (159)                  69

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                      2,686                   3,018                3,729
                                                                         --------                --------             --------
   END OF PERIOD                                                         $  2,837                $  2,859             $  3,798
                                                                         --------                --------             --------
                                                                         --------                --------             --------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL
                                  STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner. As of June 30, 1999, HGP owned approximately 83.84% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

The Company owns Horizon's former administrative offices located in Norton Shores, Michigan and the following centers which were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

         Bellport Outlet Center in Patchogue, New York (held in joint ventures) Dry Ridge Outlet Center in Dry Ridge, Kentucky
         Holland Outlet Center in Holland, Michigan
         Horizon Outlet Center-Laughlin in Laughlin, Nevada
         Horizon Outlet Center-Monroe in Monroe, Michigan
         Horizon Outlet Center-Traverse City in Traverse City, Michigan
         Horizon Outlet Center-Tulare in Tulare, California
         Lakeshore Marketplace in Norton Shores, Michigan
         Medford Outlet Center in Medford, Minnesota
         New Mexico Outlet Center in Algodones, New Mexico (vacant)
         Sealy Outlet Center in Sealy, Texas
         The Factory Shops at Georgian Place in Somerset, Pennsylvania Warrenton Outlet Center in Warrenton, Missouri

The merger was accounted for under the purchase method of accounting under which contributed assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the Merger. The consolidated financial statements include the accounts of the Company's subsidiary, HGP
LP, and other wholly owned subsidiaries. The Company accounts for its investments in and advances to two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statement of operations include the Company's share of the net income or loss from the joint ventures.

Immediately after the Merger, the Company acquired the two properties listed below for total consideration of $26,015,000. Each property was purchased from an affiliate of Prime.

         Nebraska Crossing Factory Stores in Gretna, Nebraska
         Indiana Factory Shops in Daleville, Indiana

The following summarizes the assets, liabilities and equity contributed to and assumed by the Company on June 15, 1998 pursuant to the Contribution Agreement including the acquisition of the two centers from Prime. The amounts presented include final purchase accounting adjustments made during the six months ended June 30, 1999. The net effect of these adjustments was a $721,000 decrease in real estate, a $339,000 increase in other assets and a $382,000 decrease in other liabilities.

                                                   (IN THOUSANDS)
            Real estate                                 $141,799
            Other assets                                  20,617
                                                        --------
                                                        $162,416
                                                        --------
                                                        --------

            Mortgages and other debt                    $115,514
            Other liabilities                              6,337
            Minority interests                             7,763
            Shareholders' equity                          32,802
                                                        --------
                                                        $162,416
                                                        --------
                                                        --------

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

Also pursuant to the Contribution Agreement, certain partnership interests in two joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Outlet Center, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. The Company is currently seeking the consents of the limited partners to such transfers but, as of August 10, 1999, such consents had not been obtained.

Additionally, the transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of August 10, 1999 such consent had not been obtained. The Company accounts for its investment in these partnerships using the equity method of accounting.

The lender to the previous owner for the mortgage on the corporate office building and related equipment in Norton Shores, Michigan, as of August 10, 1999, had not given its consent in connection with the transfer of the property (see Note 6).

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

INTERIM PERIOD FINANCIAL PRESENTATION

The condensed consolidated financial statements as of June 30, 1999 and for the six months ended June 30, 1999 include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be achieved in future periods.

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

Amounts included under buildings and improvements on the condensed consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

        Buildings and improvements              31.5 years
        Tenant improvements                     10 years or lease term, if less
        Furniture, fixtures or equipment        3 - 7 years

Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of June 30, 1999 and December 31, 1998, the Algodones, New Mexico outlet center was vacant and classified as held for sale.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lender (see Note 6) and includes $1.3 million in capital improvement reserves, $1.6 million in real estate tax, insurance and ground lease escrows, and $1.1 million for debt service and operating expenses at June 30, 1999.

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

MINORITY INTERESTS

Minority interests represent the interests of unitholders of HGP LP. The unitholder minority interest is adjusted each period end to reflect the ownership at that particular time. The unitholder minority interest in HGP was approximately 16.16% at June 30, 1999. During the six months ended June 30, 1999, 59,608 units were converted into shares of common stock.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the term of the respective lease. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $325,000 and $169,000 of accrued straight line rents at June 30, 1999 and December 31, 1998, respectively, which are expected to be collected over the remaining life of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year.

Total tenant receivables are reflected net of allowances of $528,000 and $427,000 as of June 30, 1999 and December 31, 1998, respectively. For the six months ended June 30, 1999, $109,000 was charged directly against the allowance and net income was reduced by $301,000 for additional allowances.

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

NOTE 3 - SUMMARIZED FINANCIAL INFORMATION

Historical condensed combined financial information of the joint ventures which own the Bellport Outlet Center in Bellport, New York, in which the Company hold interests, is summarized as follows:

                                                                        FOR THE SIX MONTHS ENDED
                                                                 JUNE 30, 1999             JUNE 30, 1998
                                                                 -------------             -------------
                                                                             (IN THOUSANDS)
              Total revenue                                          $2,001                 $  2,284

              Net loss                                                 (975)                    (548)

              Total assets                                           30,765                   32,161

              Total liabilities                                      33,026                   32,704


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                           For the period
                                                              Six months ended     Three months ended    from June 15, 1998
                                                               June 30, 1999         June 30, 1999        to June 30, 1998
                                                              -----------------    ------------------    ------------------
                                                                                     (IN THOUSANDS)
NUMERATOR:
Net loss - basic                                                   $ (533)                 $  (98)               $  (32)
Minority interests of unitholders                                    (104)                    (14)                   (6)
                                                                   ------                  ------                 ------
Net loss - diluted                                                 $ (637)                 $ (112)               $  (38)
                                                                   ------                  ------                 ------
                                                                   ------                  ------                 ------


DENOMINATOR:
Weighted average common shares outstanding - basic                  2,801                   2,810                 2,762
Effect of converting units to shares                                  588                     579                   627
                                                                   ------                  ------                 ------
Weighted average common shares outstanding - diluted                3,389                   3,389                 3,389
                                                                   ------                  ------                 ------
                                                                   ------                  ------                 ------


Net loss per share - basic and diluted                             $(0.19)                 $(0.03)               $(0.01)
                                                                   ------                  ------                 ------
                                                                   ------                  ------                 ------

Outstanding stock options were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the periods presented.

NOTE 5 - LONG TERM STOCK INCENTIVE PLAN

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan, an amount equal to approximately 10% of the aggregate of the total outstanding common shares of the Company and outstanding common units of HGP LP as of June 30, 1999.

NOTE 6 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108,205,000. The outstanding balance was $104,625,000 and $105,375,000 as of June 30, 1999 and December 31, 1998, respectively. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility has a term of three years and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 6.86% and 7.45% as of June 30, 1999 and December 31, 1998, respectively. The HGP Credit Facility is cross-collateralized by mortgages on the Company's twelve wholly owned operating outlet centers and one power center. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime (as described below). The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP
Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility.

The HGP Credit Facility contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company sought long-term financing from Nomura, but was unable to secure such financing. Accordingly, the Company incurred a 1% penalty in connection with the repayment of $46.8 million, with the proceeds from the JP Morgan Loans. This penalty was an amount negotiated with Nomura and will be charged to expense in the third quarter of 1999. Although the Company currently intends to seek long-term financing from Nomura for the remainder of the HGP Credit Facility on or before its maturity, there can be no assurance that Nomura will provide such financing. The Company will recognize estimated potential repayment fees related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the Facility beginning in the third quarter of 1999.

The Company has loans totaling $2.9 million and $3.0 million as of June 30, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 7.4% and 7.8% at June 30, 1999 and December 31, 1998, respectively. The corporate office equipment and fixture loan matures in December 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. The effective rate was 7.8% at June 30, 1999 and December 31, 1998. The consent of the lender to the previous owner of the property is required in connection with the transfer of the property to the Company. The Company is currently seeking such consent, but as of August 10, 1999 such consent had not been obtained.

The Company also had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10.0% (the "Prime Loan"), pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico outlet center.

The Company borrowed $2.2 million from Prime on November 10, 1998. The proceeds from the loan were utilized to make a principal payment on the Company's credit facility with Nomura. The terms of the borrowing are under negotiation, but management expects that the loan will bear annual interest at the rate of 10.0% and have a term of two years.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million as of June 30, 1999 and December 31, 1998 and which matures September 1, 1999. The Company has guaranteed the indebtedness. Prime is also a guarantor on the indebtedness.

In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of June 30, 1999 and December 31, 1998, respectively, the components of such indebtedness included
(1) the loan collateralized by Phases II and III of the Bellport, New York outlet center with a principal balance of $11.8 million as of June 30, 1999 and December 31, 1998, (2) the loan collateralized by Phase I of the Bellport, New York outlet center with a principal balance of $10.6 million and $10.7 million as of June 30, 1999 and December 31, 1998, respectively,
(3) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan with a principal balance of $2.9 million and $3.0 million as of June 30, 1999 and December 31, 1998, respectively, and
(4) $10.0 million of the Company's obligations under its credit facility with Nomura. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees.

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

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000. This obligation was assumed by HGP at the date of the Merger and is reflected as a liability on the condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the six months ended June 30, 1999, the Company paid premiums totaling approximately $162,000 on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the six months ended June 30, 1999, the Company incurred rent expense of $60,000.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime transferred $3.0 million in cash to the Company at the closing of the Merger representing 75% of the estimated amount due under the Working Capital Agreement. The Company has recorded a receivable from Prime for the balance of the amount due under the Working Capital Agreement. Also due under the Working Capital Agreement is $710,200 for retention payments made to Horizon employees. The balances due are included in other assets on the condensed consolidated balance sheets.

NOTE 8 - PRO FORMA INFORMATION

The following unaudited pro forma information for the six months ended June 30, 1998 reflects the following transactions, which occurred June 15, 1998, as if they had occurred on January 1, 1998: (a) the contribution of the Predecessor Properties and the acquisition of the two centers from Prime; (b) the entry into the HGP Credit Facility; and (c) the distribution of Common Stock and Common Units.

The pro forma condensed financial information shown below is not necessarily indicative of the results which would actually have been obtained had the transactions described above been completed on the date indicated or which may be obtained in the future.

                                                                   FOR THE SIX
                                                                  MONTHS ENDED
                                                                  JUNE 30, 1998
                                                                  -------------
                     Total revenue                                   $16,748

                     Income before extraordinary items
                        and minority interests                         1,159

                     Net income                                          944

                     Net income per share                                .34

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

The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding gains (or losses) from debt restructuring and sales of property or other non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income computed under generally accepted accounting principles. A reconciliation of net loss to diluted FFO is as follows:

                                                          HORIZON GROUP         HORIZON GROUP          PREDECESSOR
                                                         PROPERTIES, INC.      PROPERTIES, INC.         PROPERTIES
                                                             FOR THE         FOR THE PERIOD FROM   FOR THE PERIOD FROM
                                                         SIX MONTHS ENDED      JUNE 15, 1998 TO     JANUARY 1, 1998 TO
                                                          JUNE 30, 1999         JUNE 30, 1998         JUNE 14, 1998
                                                          -------------         -------------         -------------
Net loss                                                        $ (637)               $ (38)               $(3,962)
                                                                ------                 ----                -------
FFO ADJUSTMENT
    Depreciation and amortization (1)                            2,972                  253                  4,766
    Non-recurring merger expense                                   333                    -                      -
    Non-recurring debt restructuring costs                          74                    -                      -
                                                                ------                 ----                -------
        Total FFO adjustments                                    3,379                  253                  4,766
                                                                ------                 ----                -------

FFO                                                             $2,742                $ 215                $   804
                                                                ------                 ----                -------
                                                                ------                 ----                -------
FFO per share                                                   $  .81                $.06
                                                                ------                 ----
                                                                ------                 ----

NOTE:
(1) Includes depreciation of the operating real estate and allocated amounts relating to joint venture investments accounted for under the equity method.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 1999
                                   (unaudited)


INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as herein after defined) should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of June 30, 1999, owned approximately 83.84% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

RESULTS OF OPERATIONS

The statements for the periods subsequent to June 15, 1998, (the date of the Company's acquisition of the 12 outlet centers, one power center and Horizon's former administrative office from Horizon (the "Predecessor Properties")) and the purchase of two properties from Prime (the "Prime Transferred Properties") reflect the operation of the Company as a separate entity. The financial statements of the Company for the periods subsequent to June 15, 1998 are not directly comparable to the statements of the Predecessor Properties for periods prior to the Merger due to a number of factors, including (1) a significant change in the indebtedness of the Company which occurred in conjunction with the Merger; (2) the acquisition by the Company of two additional outlet centers immediately after the Merger, the results of which are not included in the financial statements of the Predecessor Properties; and (3) the carrying values of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost and depreciation expense is based on those costs. The Predecessor Properties are stated at the fair value as of the date of the Merger, resulting in a lower carrying value compared to periods prior to the Merger and a related decrease in depreciation expense.

The financial statements for the periods prior to the Merger reflect the results of operations, financial position, and cash flows of the Predecessor Properties prior to the Merger as if the Predecessor Properties had been a separate entity which owned such assets for all periods presented. The historical results of operations and financial condition of the Predecessor Properties are based on the manner in which Horizon historically managed such net assets. Accordingly, the combined financial statements of the Predecessor Properties have been prepared using Horizon's historical basis of the assets and liabilities and historical results of operations related to the Predecessor Properties. In this regard, because Horizon owned the Predecessor Properties, together with other properties which were not contributed to the Company, the Predecessor Properties were not insulated from the obligations and commitments of Horizon. Certain assumptions relating to the allocation of cash and cash equivalents, debt and financing costs, interest expense and general and administrative expenses, all of which were historically aggregated by Horizon, have been made in the combined financial statements for the periods prior to the Merger. See Note 2 to the condensed consolidated and combined financial statements. These statements have been combined based upon the historical common ownership and management of the properties. For these and other reasons, the operating results of HGP are not comparable to those of the Predecessor Properties.

Rental revenue for the Predecessor Properties for the three months ended June 30, 1999 increased 4.0% compared to the same period in the prior year. This increase was primarily attributable to increased occupancy compared to the prior period. Operating expenses and real estate taxes for the three months ended June 30, 1999 for the Predecessor Properties decreased 11.0% compared to the same period in the prior year. This decrease is primarily the result of reduced insurance premiums and lower tax expense due to a decrease in the tax assessments on several properties.

Rental revenue for the Predecessor Properties for the six months ended June 30, 1999 increased 2.7% compared to the same period in the prior year. This increase was primarily attributable to increased occupancy compared to the prior period. Operating expenses and real estate taxes for the six months ended June 30, 1999 decreased 7.3% compared to the same period in the prior year. This decrease is primarily the result of reduced insurance premiums and lower tax expense due to a decrease in the tax assessments on several properties.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico Center) for the three months ended June 30, 1999 was 80.14% compared to 76.08% for the same period in the prior year. As of June 30, 1999, occupancy of the Company's total operating portfolio was 81.47%.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico center) for the six months ended June 30, 1999 was 81.12% compared to 76.04% for the same period in the prior year.

The Company accounts for its investments in the joint ventures which own the Bellport Outlet Center utilizing the equity method. The center experienced a decrease in rental revenue in the first quarter of 1999 compared to the same period in the prior year primarily as the result of rent credits and accruals arising from the conversion of tenants from fixed base rent to rent based on a percentage of sales for the tenants' lease years. The decline in rental revenue was the most significant factor in the increase in the net loss of the joint ventures for the first quarter of 1999 compared to the same period in the prior year. In the second quarter of 1999 there were no similar adjustments.

Net loss for the three and six months ended June 30, 1999 was $.03 and $.19 per share, respectively, on a basic and diluted basis. Funds from operations for the three months ended June 30, 1999 was $.43 per share on a diluted basis. Funds from operations for the six months ended June 30, 1999 was $.81 per share on a diluted basis. Per share information is not presented for periods prior to the Merger due to the change in capital structure resulting from the Merger.

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

On January 5, 1999, the Company received a proposal from Prime Capital Holding ("PCH") regarding a possible business combination with the Company. On March 17, 1999, PCH informed the Company that it was withdrawing its earlier proposal based on proposed changes to the income tax laws affecting REITs. During the first six months of 1999, the Company incurred approximately $333,000 investigating and considering the potential business combination. This amount was charged to general and administrative expense upon the withdrawal of the PCH proposal.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the aggregate amount of outstanding mortgages and other debt on the Company's balance sheet was approximately $113.9 million. The Company is contemplating the expansion of its Tulare Outlet Center and the completion of approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura (each as hereinafter defined). At June 30, 1999 there was approximately $1.1 million deposited in escrow with Nomura which the Company believes is sufficient to complete the work required under the HGP Credit Facility. The Company expects to fund other capital improvements with additional borrowings, existing cash balances (including $0.2 million held in escrow for such expenses by Nomura) or cash flow from operations.

The Company is required to make monthly deposits with Nomura for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $4.0 million as of June 30, 1999, including the capital improvement escrow described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company.

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

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura") which has a current balance of $104.6 million at June 30, 1999. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on the Company's 12 wholly owned outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. A principal payment of $2.2 million which was due on October 31, 1998 was paid on November 10, 1998 with the proceeds of a loan from Prime. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility.

The interest rate on the JP Morgan Loans of 8.46% is 1.4% greater than the average interest rate on the HGP Credit Facility over the twelve month period ended June 30, 1999. On an annual basis, this differential would have resulted in additional interest expense of approximately $680,000 compared to the interest on the portion of the HGP Credit facility repaid with the proceeds of the JP Morgan Loans. The JP Morgan Loans require principal payments based on a 25-year amortization schedule. During the first year, total principal payments of approximately $499,000 are due on the JP Morgan Loans in addition to the required principal payments due under the HGP Credit Facility.

The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such monthly fundings currently total $143,000 for the JP Morgan Loans.

The Company paid a fee of $468,000 to Nomura in connection with the repayment of $46.8 million of principal under the HGP Credit Facility which will be charged to expense in the third quarter of 1999. This fee was payable if a lender other than Nomura was the source of repayment of amounts under the HGP Credit Facility. The Company will recognize estimated potential repayment fees related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the Facility beginning in the third quarter of 1999.

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates.

The Company has loans totaling $2.9 million and $3.0 million as of June 30, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of August 10, 1999 such consent had not been obtained.

The Company also had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10%. These loans, (the "Prime Loan") were made pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico outlet center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of August 10, 1999, such consent had not been obtained. The Company accounts for its investment in this partnership using the equity method of accounting.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matures September 1, 1999. Prime is a guarantor on the indebtedness.

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

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company is obligated to reimburse Prime for two payments relating to the PVH Agreement totaling $2,334,000, payable each in the amount of $1,167,000 on June 15, 1999 and June 15, 2000. This obligation was assumed by HGP at the date of the Merger and is reflected as a liability on the balance sheet as of June 30, 1999 and December 31, 1998.

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

  STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR
                       COMPLETION OF EACH REMAINING PHASE

The Company has completed the assessment and upgrade of its most critical information technology systems. The Company uses a JD Edwards based accounting system which is currently Year 2000 compliant. The Company is working closely with JD Edwards to assure that any subsequent Year 2000 corrections are implemented in a timely fashion. The accounting system is run on an IBM AS/400 which required an updated operating system in order to be Year 2000 compliant. The Company installed such software during the first quarter of 1999. The Company has numerous desktop computers which are connected via a network to the AS/400. Most of these computers are Year 2000 compliant, but certain older computers may require software upgrades to be fully Year 2000 compliant. Such upgrades are generally available at no charge and the Company has substantially completed their installation at the end of the second quarter of 1999 and expects to finish this process during the third quarter of 1999.

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

                             OTHER YEAR 2000 ISSUES

The majority of actions previously taken and expected to be taken by the Company to be Year 2000 compliant with respect to its software have been or would have been made in the ordinary course of utilizing such software. Typically, such actions involve updating existing software with newer versions, which the Company typically does on an ongoing basis. The Company maintains an agreement with JD Edwards which entitles it to upgrades of its general ledger and billing systems on a periodic basis. The Company expects to spend a total of approximately $10,000 to upgrade the software used in its voice-mail system, the operating system and network software related to the Company's AS/400 computer in order to make them Year 2000 compliant. The Company expects to internally fund or lease the hardware or software required to become Year 2000 compliant.

The Company's IT department is conducting its Year 2000 compliance programs simultaneously with its other functions. To date, such actions have not, and the Company does not expect future actions in this regard, to significantly impact other projects undertaken by the IT department.

                         HORIZON GROUP PROPERTIES, INC.
             Quantitative and Qualitative Disclosure of Market Risk
                                   (unaudited)


The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $104.6 million at June 30, 1999, but was reduced to $57.8 million with the proceeds of the JP Morgan Loans. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. Since the facility was put in place June 15, 1998, the LIBOR rate to which the facility is tied has moved in a fairly narrow range. The monthly interest rates applicable from June 15, 1998 to June 30, 1999 ranged from 6.80% to 7.56%. As of June 30, 1999, the effective rate was 6.86%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 80 basis points (.8%) based on the amount outstanding after repayment in connection with the JP Morgan Loans.

    PRINCIPAL AMOUNT          CHANGE IN LIBOR RATE        CHANGE IN INTEREST EXPENSE      PER SHARE - DILUTED
    ----------------          --------------------        --------------------------      -------------------
       $57,800,000                     .8%                         $462,400                      $.14

INFLATION

HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

On January 20, 1999, a purported shareholder of HGP filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois against HGP, Prime Capital Holding, LLC ("PCH") and the Directors of HGP claiming, among other things, that HGP's directors breached their fiduciary duties to HGP's shareholders in connection with a business combination proposal made by PCH. The lawsuit requests that the transaction with PCH be enjoined, or, in the event that the transaction is consummated, that the transaction be rescinded and that damages be awarded to the purported class members. On March 17, 1999, the Company received a letter from PCH withdrawing its proposal for a business combination with HGP. On July 27, 1999, this lawsuit was dismissed without prejudice.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has loans totaling $2.9 million and $3.0 million as of June 30, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of August 10, 1999, such consent had not been obtained.

The Company also had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10% (the "Prime Loan") pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). The terms of the Working Capital Agreement require the Company to repay the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering or the sale of the Company's Algodones, New Mexico outlet center.

The transfer of the general partnership interest in MG Patchogue Limited Partnership pursuant to the Contribution Agreement also required the consent of MG Patchogue Limited Partnership's mortgage lender. The Company is currently seeking such consent but, as of August 10, 1999, such consent had not been obtained.

MG Patchogue II Limited Partnership, of which the Company is 1% general partner and 44% limited partner, is subject to indebtedness totaling approximately $11.8 million which matures September 1, 1999. Prime is a guarantor on the indebtedness.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on June 15, 1999. At such meeting, the shareholders of the Company elected Margaret A. Gilliam (for: 2,487,165 shares; against: 3,949 shares; withheld: 0 shares) and E. Thomas Thilman (for: 2,487,122 shares; against: 3,992 shares; withheld: 0 shares) as directors of the Company. The shareholders also ratified the appointment of Ernst & Young LLP (for: 2,486,884 shares; against: 2,169 shares; withheld: 2,061 shares) as the Company's independent auditors for the fiscal year ending December 31, 1999.

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K

(a)      Exhibits
Exhibit 3(i)    Articles of Incorporation of Horizon Group Properties, Inc. (the
                "Company")(1)
Exhibit 3(ii)   By-laws of the Company(1)
Exhibit 3(iii)  Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 4.1 Specimen certificate for common stock, $.01 par value per share, of the Company(1)
Exhibit 10.1 Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange
                Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2    Amended and Restated Agreement and Plan of Merger by and among
                Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc.,
                Sky Merger Corp., the Company, Horizon Group Properties, L.P.
                and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit
                10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424)(1)
Exhibit 10.3    Form of 1998 Stock Option Plan of the Company(1)
Exhibit 10.4    Employment Agreement between Gary J. Skoien and the Company(1)
Exhibit 10.5    Employment Agreement between David R. Tinkham and the
                Company(1)
Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company(1)
Exhibit 10.7    Form of Registration Rights Agreement(1)
Exhibit 10.8    Form of Contribution Agreement (incorporated by reference to
                Appendix E to Exhibit 10.1)(1)
Exhibit 10.9    Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10   Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11   Loan Agreement dated as of June 15, 1998 by and among Third
                Horizon Group Limited Partnership, Nebraska Crossing Factory
                Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura
                Asset Capital Corporation(2)
Exhibit 10.12   Form of Deed of Trust, Assignment of Leases and Rents and
                Security Agreement with Nomura Asset Capital Corporation(2)
Exhibit 10.13   Form of Mortgage, Assignment of Leases and Rents and Security
                Agreement by and between Horizon Group Properties, Inc. and
                Nomura Asset Capital Corporation(2)
Exhibit 10.14   Form of Assignment of Leases and Rents by and between Horizon
                Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.15   Guaranty dated as of June 15, 1998 by the Company and Horizon
                Group Properties, L.P. to and for the benefit of Nomura Asset
                Capital Corporation(2)
Exhibit 10.16 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime
                Retail, Inc., and Prime Retail, L.P.(2)
Exhibit 10.17 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P.,
                Indianapolis Factory Shops Limited Partnership, and Indiana
                Factory Shops, L.L.C. (3)
Exhibit 10.18 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska
                Factory Shops Limited Partnership, and Nebraska Factory Shops
                L.L.C. (3)
Exhibit 10.19   Form of Option Agreement (3)
Exhibit 10.20   Fixed Rate Note dated as of July 9, 1999 between Gretna,
                Sealy, Traverse City Outlet Centers, L.L.C. and Morgan
                Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (8)
Exhibit 10.21   Deed of Trust and Security Agreement for the benefit of Morgan
                Guaranty Trust Company of New York, as lender, from Gretna,
                Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (8)


Exhibit 10.22   Guaranty for the benefit of Morgan Guaranty Trust Company of
                New York by Horizon Group Properties, Inc. related to the
                Gretna, Sealy and Traverse City loans (8)
Exhibit 27      Financial Data Schedule
Exhibit 99.3 Letter dated January 5, 1999 from Prime Capital Holding, LLC to the Company(5)
Exhibit 99.4 Press release issued by the Company on January 7, 1999 regarding the proposal by Prime Capital Holding, LLC of a business combination with the Company (5)
Exhibit 99.5 Press release issued by the Company on January 27, 1999 regarding a purported class action lawsuit filed on January
                20, 1999 in the Circuit Court of Cook County, Illinois against
                Horizon, Prime Capital Holding, LLC and the directors of
                Horizon (6)
Exhibit 99.6 Letter dated March 17, 1999 from Prime Capital Holding, LLC to the Company (7)
Exhibit 99.7 Press release issued by the Company on March 17, 1999 regarding withdrawal of business combination proposal by Prime
                Capital Holding, LLC and determination by the Company's Board of Directors to elect REIT status (7)
Exhibit 99.8 Press release issued by the Company on July 12, 1999 regarding the financing of six of the Company's factory outlet centers (8)

1 Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3 Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).
4 Incorporated by reference to the Company's Form 10-Q dated as of May 17, 1998 (Commission file no. 0-24123).
5 Incorporated by reference to the Company's Current Report on Form 8-K dated as of January 7, 1999 (Commission file no. 0-24123).
6 Incorporated by reference to the Company's Current Report on Form 8-K dated as of January 29, 1999 (Commission file no. 0-24123).
7 Incorporated by reference to the Company's Current Report on Form 8-K dated as of March 18, 1999 (Commission file no. 0-24123).
8 Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).

(b)   Reports on Form 8-K

A Form 8-K was filed August 3, 1999 by the Company announcing that it had completed a $46.6 million debt financing with Morgan Guaranty Trust of New York.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HORIZON GROUP PROPERTIES, INC.
                                            Registrant




DATE: August 16, 1999                       BY: /S/ GARY J. SKOIEN
     -----------------                      -------------------------------
                                            Gary J. Skoien, President and
                                            Chief Executive Officer



DATE: August 16, 1999                       BY: /S/ DAVID R. TINKHAM
     -----------------                      -------------------------------
                                            David R. Tinkham, Chief Accounting
                                            and Chief Financial Officer