Form 10-Q
period 1999-09-30
HORIZON GROUP PROPERTIES INC
filed 1999-11-15
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number: 0-24123
                         -------------------------------

                         HORIZON GROUP PROPERTIES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)


                  MARYLAND                              38-3407933
                  --------                              ----------
    (State or other jurisdiction           (I.R.S. employer identification no.)
of incorporation or organization)


77 WEST WACKER DRIVE, SUITE 4200, CHICAGO , IL                    60601
----------------------------------------------                    -----
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
                                   Yes    X    No

       NUMBER OF COMMON SHARES OUTSTANDING AT NOVEMBER 10, 1999    2,845,096
                                                                ------------
                                                                ------------

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                               September 30, 1999


Part I.   Financial Information:                                                                       Page No.

Item 1.  Financial Statements (unaudited)

   Condensed Consolidated Statements of Operations of the Company for the
     Three Months Ended September 30, 1999 and September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . 3

   Condensed Consolidated Statements of Operations of the Company for the Nine
     Months Ended September 30, 1999 and for the period from June 15, 1998 to
     September 30, 1998 and Condensed Combined Statement of Operations of the
     Predecessor Properties for the
     period from January 1, 1998 to June 14, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

   Condensed Consolidated Balance Sheets of the Company at September 30, 1999 and
     December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

   Condensed Consolidated Statements of Cash Flows of the Company for the Nine
     Months Ended September 30, 1999 and for the period from June 15, 1998 to
     September 30, 1998 and Condensed Combined Statement of Cash
     Flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998 . . . . . . . . 6

   Notes to Condensed Consolidated and Combined Financial Statements  . . . . . . . . . . . . . . . . . . . . 7

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 3.  Quantitative and Qualitative Disclosure of Market Risk . . . . . . . . . . . . . . . . . . . . . . . 26

Part II. Other Information:

Item 1.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 2.  Changes in Securities    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Item 6.  Exhibits or Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                          Three months ended           Three months ended
                                          September 30, 1999           September 30, 1998
                                          ------------------           ------------------
                                               (thousands, except per share data)


REVENUE
   Base rent                                          $ 5,677           $ 5,721
   Percentage rent                                         53                57
   Expense recoveries                                   1,502             1,473
   Other                                                  370               464
                                                        -----             -----
     Total revenue                                      7,602             7,715
                                                        -----             -----
EXPENSES
   Property operating                                   1,555             1,473
   Real estate taxes                                      799               905
   Land leases and other                                  418               456
   Depreciation and amortization                        1,244             1,250
   General and administrative                           1,037             1,157
   Interest                                             2,461             2,405
                                                        -----             -----
     Total expenses                                     7,514             7,646
                                                        -----             -----
Loss from joint ventures                                 (164)              (19)
                                                        -----             -----
Income (loss) before minority interests and
   extraordinary charge                                   (76)               50

Minority interests                                         (7)              (16)
                                                        -----             -----
Income (loss) before extraordinary charge                 (83)               34

Extraordinary charge on prepayment of debt,
   net of minority interests of $100                     (568)                -
                                                        -----              ----
Net income (loss)                                     $  (651)          $    34
                                                        -----              ----
                                                        -----              ----
PER COMMON SHARE - BASIC AND DILUTED:
   Income (loss) before extraordinary charge          $ (0.03)          $  0.01
   Extraordinary charge                                 (0.20)                -
                                                        -----             -----
   Net income (loss)                                  $ (0.23)          $  0.01
                                                        -----             -----
                                                        -----             -----
Weighted average common shares outstanding              2,844             2,754
                                                        -----             -----
                                                        -----             -----


                       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                               AND COMBINED FINANCIAL STATEMENTS.

                   HORIZON GROUP PROPERTIES, INC.
          Condensed Consolidated and Combined Statements of Operations
                                   (unaudited)

                                                 Horizon Group          Horizon Group
                                                 Properties, Inc.       Properties, Inc.     Predecessor Properties
                                                   for the nine       for the period from     for the period from
                                                  months ended         June 15, 1998 to        January 1, 1998
                                               September 30, 1999     September 30, 1998       to June 14, 1998
                                              ------------------     -----------------       --------------------
                                                             (thousands, except per share data)
REVENUE
   Base rent                                          $ 16,735           $  6,674           $  9,167
   Percentage rent                                         117                 57                 44
   Expense recoveries                                    4,549              1,624              2,631
   Other                                                 1,013                521                765
                                                      --------           --------           --------
     Total revenue                                      22,414              8,876             12,607
                                                      --------           -------            --------

EXPENSES
   Property operating                                    4,711              1,672              2,634
   Real estate taxes                                     2,516              1,042              1,379
   Land leases and other                                 1,362                479                785
   Depreciation and amortization                         3,651              1,494              4,640
   General and administrative                            3,468              1,383              1,061
   Interest                                              6,798              2,775              5,863
                                                      --------           --------            -------
     Total expenses                                     22,506              8,845             16,362
                                                      --------           --------            -------
Loss from joint ventures                                  (622)               (18)              (207)
                                                      --------           --------            -------
Income (loss) before minority interests and
   extraordinary charge                                   (714)                13             (3,962)

Minority interests                                          98                (10)                 -

Income (loss) before extraordinary charge                 (616)                 3             (3,962)

Extraordinary charge on prepayment of debt,
   net of minority interests of $100                      (568)                 -                  -
                                                      --------           --------            -------
Net income (loss)                                     $ (1,184)          $      3           $ (3,962)
                                                      --------           --------           --------
                                                      --------           --------           --------
PER COMMON SHARE - BASIC AND DILUTED:
   Income (loss) before extraordinary charge          $  (0.22)          $   0.00
   Extraordinary charge                                  (0.20)                 -
                                                      --------           --------
   Net income (loss)                                  $  (0.42)          $   0.00
                                                      --------           --------
                                                      --------           --------
Weighted average common shares outstanding               2,816              2,752
                                                      --------           --------
                                                      --------           --------

                      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                              AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                             September 30, 1999       December 31, 1998
                                                             ------------------       -----------------
                                                                             (thousands)

ASSETS
Real estate - at cost:
   Land                                                              $  14,069           $  11,914
   Buildings and improvements                                          134,450             133,061
   Less accumulated depreciation                                        (5,890)             (2,387)
                                                                     ---------            --------
     Total net real estate                                             142,629             142,588
                                                                     ---------            --------
Cash  and cash equivalents                                               1,735               2,686
Restricted cash                                                          3,817               4,465
Tenant accounts receivable                                                 564               1,280
Investments in and advances to joint ventures                                -               8,527
Assets held for sale                                                     2,000               2,500
Deferred costs (net of accumulated amortization of $274 and              1,590                 826
   $103 at September 30, 1999 and December 31, 1998,
   respectively)
Other assets                                                             1,428               2,806
                                                                     ---------           ---------
   Total assets                                                      $ 153,763           $ 165,678
                                                                     ---------           ---------
                                                                     ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                             $ 107,700           $ 114,752
Accounts payable and accrued expenses                                    4,639               5,676
Prepaid rents and other tenant liabilities                                 938                 976
Other liabilities                                                          915               3,322
                                                                     ---------            --------
   Total liabilities                                                   114,192             124,726

MINORITY INTERESTS                                                       6,358               7,338

SHAREHOLDERS' EQUITY:
Common shares ($.01 par value, 50,000 shares authorized,                    28                  28
   2,845 and 2,782 issued and outstanding at September 30,
   1999 and December 31, 1998, respectively)
Additional paid-in capital                                              34,050              33,268
Retained earnings (deficit)                                               (865)                318
                                                                     ---------            --------
   Total shareholders' equity                                           33,213              33,614
                                                                     ---------           ---------
     Total liabilities and shareholders' equity                      $ 153,763           $ 165,678
                                                                     ---------           ---------
                                                                     ---------           ---------

              SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED AND
                         COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
          Condensed Consolidated and Combined Statements of Cash Flows
                                   (unaudited)



                                                             Horizon Group             Horizon Group           Predecessor
                                                             Properties, Inc.         Properties, Inc.         Properties
                                                               for the nine         for the period from    for the period from
                                                              months ended             June 15, 1998 to     January 1, 1998 to
                                                            September 30, 1999       September 30, 1998       June 14, 1998
                                                            ------------------       -------------------    -------------------
                                                                                      (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ (1,184)            $      3                $ (3,962)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Loss from joint ventures                                            622                   18                      207
     Minority interests in net income (loss)                             (98)                  10                        -
     Extraordinary charge on prepayment of debt, net of
       minority interests of $100                                        568                    -                        -
     Depreciation                                                      3,517                1,494                    4,260
     Amortization                                                        269                    -                      771
   Changes in assets and liabilities:
     Restricted cash                                                     648                 (567)                       -
     Tenant accounts receivable                                          809                 (299)                    (409)
     Investments in and advances to joint ventures                         -                1,044                    1,853
     Deferred costs and other assets                                    (125)              (2,808)                     446
     Accounts payable and accrued expenses                              (655)               1,993                   (1,306)
     Other liabilities                                                   297                  (17)                     (47)
     Prepaid rents and other tenant liabilities                          (38)                 220                     (366)
                                                                    --------             --------                 --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                       4,630                1,091                    1,447
                                                                    --------             --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                      (2,614)              (2,101)                  (1,703)
                                                                    --------             --------                 --------
       CASH USED IN INVESTING ACTIVITIES                              (2,614)              (2,101)                  (1,703)
                                                                    --------             --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net contributions/distributions                                         -                    -                   (4,625)
   Principal payments on mortgages and other debt                    (52,289)                (314)                     -
   Proceeds from borrowings                                           50,655                    -                        -
   Proceeds from net increase in debt                                      -                    -                    5,090
   Prepayment penalty                                                   (508)                   -                        -
   Debt issue costs                                                     (825)                   -                     (140)
                                                                    --------             --------                --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (2,967)                (314)                     325
                                                                    --------             --------                --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (951)              (1,324)                      69

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                             2,686                3,168                    3,729
                                                                    --------             --------                 --------
       END OF PERIOD                                                $  1,735             $  1,844                 $  3,798
                                                                    --------             --------                 --------
                                                                    --------             --------                 --------


              SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED AND
                         COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)

NOTE 1 - FORMATION OF THE COMPANY
---------------------------------

Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the factory outlet centers and the power center were contributed to the Company by Horizon in connection with the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of September 30, 1999, HGP owned approximately 83.9% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

The Company owns Horizon's former administrative office building located in Norton Shores, Michigan and the following centers which were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

       Bellport Outlet Center in Bellport, New York
       Dry Ridge Outlet Center in Dry Ridge, Kentucky
       Holland Outlet Center in Holland, Michigan
       Horizon Outlet Center-Laughlin in Laughlin, Nevada
       Horizon Outlet Center-Monroe in Monroe, Michigan
       Horizon Outlet Center-Traverse City in Traverse City, Michigan Horizon Outlet Center-Tulare in Tulare, California
       Lakeshore Marketplace in Norton Shores, Michigan
       Medford Outlet Center in Medford, Minnesota
       New Mexico Outlet Center in Algodones, New Mexico (vacant)
       Sealy Outlet Center in Sealy, Texas
       The Factory Shops at Georgian Place in Somerset, Pennsylvania Warrenton Outlet Center in Warrenton, Missouri

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

         Nebraska Crossing Factory Stores in Gretna, Nebraska
         Indiana Factory Shops in Daleville, Indiana

The following summarizes the assets, liabilities and equity contributed to and assumed by the Company pursuant to the Contribution Agreement including the acquisition of the two centers from Prime as of June 15, 1998. The amounts presented include purchase accounting adjustments made to the original preliminary estimates during the nine months ended September 30, 1999. The net effect of these adjustments was a $1,470,000 decrease in real estate, a $1,088,000 increase in other assets and a $382,000 decrease in other liabilities.

                                                                (IN THOUSANDS)
              Real estate                                          $141,050
              Other assets                                           21,366
                                                                   --------
                                                                   $162,416
                                                                   --------
                                                                   --------

              Mortgages and other debt                             $115,514
              Other liabilities                                       6,337
              Minority interests                                      7,763
              Shareholders' equity                                   32,802
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

Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Outlet Center, and MG Long Island Limited Partnership, which owned vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 7).

                         HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

STATEMENTS OF PREDECESSOR PROPERTIES
------------------------------------


The financial statements for the dates and periods prior to the Merger reflect the results of operations, financial position, and cash flows of the Predecessor Properties prior to the Merger as if the Company had been a separate entity and owned such assets for all periods presented. The historical results of operations and financial condition of the Predecessor Properties are based on the manner in which Horizon historically managed such net assets. Accordingly, the combined financial statements of the Predecessor Properties have been prepared using Horizon's historical basis of the assets and liabilities and historical results of operations related to the Predecessor Properties. In this regard, because Horizon owned the Predecessor Properties together with other properties which were not contributed to the Company in connection with the Merger, the Predecessor Properties were not insulated from the obligations and commitments of Horizon. Certain assumptions relating to the allocation of cash and cash equivalents, debt and financing costs, interest expense, general and administrative expenses, all of which were historically aggregated by Horizon, have been made in the combined financial statements for the periods prior to the Merger. These statements have been combined based upon the historical common ownership and management of the properties.

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

USE OF ESTIMATES
----------------

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

                        HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)



INTERIM PERIOD FINANCIAL PRESENTATION
-------------------------------------


The condensed consolidated financial statements as of September 30, 1999 and for the nine months ended September 30, 1999 include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

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

Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be achieved in future periods.

REAL ESTATE AND DEPRECIATION
----------------------------

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

               Buildings and improvements                     31.5 years
               Tenant improvements                            10 years or lease term, if less
               Furniture, fixtures or equipment               3 - 7 years

Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of September 30, 1999 and December 31, 1998, the Algodones, New Mexico outlet center was vacant and classified as held for sale.

CASH EQUIVALENTS
----------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                          HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)



RESTRICTED CASH
---------------

Restricted cash consists of amounts deposited in accounts with the Company's two primary lenders (see Note 6) and includes $1.2 million in capital improvement and tenant allowance reserves, $1.5 million in real estate tax, insurance and ground lease escrows, and $1.1 million for debt service and operating expenses at September 30, 1999.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES
---------------------------------------------

Prior to September 1, 1999, the Company owned a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited
Partnership, which partnerships own the Bellport Outlet Center. The Company also owned a 95% interest in MG Long Island Limited Partnership which owned
14 acres of raw land. Such interests were recorded at fair value upon formation of the Company based on the estimated fair value of the Company's interests in the underlying real estate. The Company accounted for such investments (in consideration of its priority return position) under the equity method of accounting reflecting the Company's attributable share of income and loss in the statements of operations. On September 1, 1999, the Company transferred its interests in these partnerships to Prime (see Note 7).

DEFERRED COSTS
---------------

Leasing and deferred financing costs are capitalized at cost. Amortization is recorded on the straight-line method over the life of the lease or the debt, respectively. Amortization of deferred financing costs is included as a component of interest expense.

NET CONTRIBUTIONS (DISTRIBUTIONS)
---------------------------------

Net contributions (distributions), as reflected on the Predecessor Properties financial statements are the net amounts advanced by and repaid to Horizon. Excess cash flows have been reflected as being distributed back to Horizon. Net contributions represent Horizon's funding of development cost needs in excess of cash flows generated from operations.

INCOME TAXES
-------------

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders, is permitted to reduce or to eliminate the payment of federal income taxes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable income generated since the Merger, the Company is not obligated to make any dividend distributions to qualify as a REIT.

Horizon elected to be taxed as a REIT commencing with the taxable year ending December 31, 1994. As a REIT, Horizon was not taxed on income since it distributed its REIT taxable income to its shareholders and satisfied certain other requirements as defined in the Code. Accordingly, neither the consolidated nor the combined financial statements include any federal income tax expense.

MINORITY INTERESTS
------------------

Minority interests represent the interests of unitholders of HGP LP. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 16.1% at September 30, 1999. During the nine months ended September 30, 1999, 63,023 units were converted into shares of common stock.

                         HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)



REVENUE RECOGNITION
-------------------

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the term of the respective lease. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $371,000 and $169,000 of accrued straight line rents at September 30, 1999 and December 31, 1998, respectively, which are expected to be collected over the remaining life of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year.

Total tenant receivables are reflected net of allowances of $760,000 and $427,000 as of September 30, 1999 and December 31, 1998, respectively. For the nine months ended September 30, 1999, $109,000 was charged directly against the allowance and net income was reduced by $539,000 for additional allowances.

OTHER REVENUE
-------------

Other revenue consists primarily of interest income and income related to marketing services that is recovered from tenants pursuant to lease agreements.

SHARE OPTIONS
-------------

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

RECLASSIFICATIONS
-----------------

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

                        HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)


NOTE 3 - SUMMARIZED FINANCIAL INFORMATION
-----------------------------------------

Historical condensed combined financial information of the joint ventures which owned the Bellport Outlet Center in Bellport, New York, in which the Company held interests prior to September 1, 1999 (see Note 7), is summarized as follows:

                                                    For the                   For the
                                               eight months ended         nine months ended
                                                 August 31, 1999         September 30, 1998
                                               ------------------        ------------------
                                                             (IN THOUSANDS)
        Total revenue                              $ 2,711                    $3,353

        Net loss                                    (1,317)                     (922)

        Total assets                                30,672                    31,597

        Total liabilities                           33,275                    32,513

NOTE 4 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                                                 For the period
                          Three months ended            Three months ended           Nine months ended          from June 15, 1998
                          September 30, 1999            September 30, 1998           September 30, 1999       to September 30, 1998
                          -------------------           ------------------           ------------------       ---------------------

NUMERATOR:
Income (loss) before
 extraordinary charge              $   (83)                       $    34                     $  (616)                         3
Extraordinary charge - net            (568)                             -                        (568)                         -
                                   -------                        -------                     -------                    -------
Net income (loss)                  $  (651)                       $    34                     $(1,184)                   $     3
                                   -------                        -------                     -------                    -------
                                   -------                        -------                     -------                    -------
DENOMINATOR:
Weighted average shares
 outstanding                         2,844                          2,754                       2,816                      2,752


PER SHARE - BASIC AND DILUTED:
Income (loss) before
 extraordinary charge              $ (0.03)                       $  0.01                     $ (0.22)                   $  0.00
Extraordinary charge                 (0.20)                             -                       (0.20)                         -
                                   -------                        -------                     -------                    -------
Net income (loss)                  $ (0.23)                       $  0.01                     $ (0.42)                   $  0.00
                                   -------                        -------                     -------                    -------
                                   -------                        -------                     -------                    -------

Partnership units and outstanding stock options were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the periods presented.

                       HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)


NOTE 5 - LONG TERM STOCK INCENTIVE PLAN
---------------------------------------

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan, an amount equal to approximately 10% of the aggregate of the total outstanding common shares of the Company and outstanding common units of HGP LP as of September 30, 1999.

NOTE 6 - MORTGAGE DEBT AND OTHER LIABILITIES
--------------------------------------------

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108,205,000. The outstanding balance equaled $57,432,565 and $105,375,000 as of September 30, 1999 and December 31, 1998, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 7.28% and 7.45% as of September 30, 1999 and December 31, 1998, respectively. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center at September 30, 1999. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

The HGP Credit Facility contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company sought long-term financing from Nomura, but was unable to secure such financing. Accordingly, the Company incurred a 1% penalty in connection with the prepayment of $46.8 million, as described above. This penalty was an amount negotiated with Nomura and was recognized as a component of the extraordinary charge on prepayment of debt in the third quarter of 1999. The repayment penalty and other fees paid to Nomura totaled $508,000. The Company also expensed the unamortized balance of the financing costs associated with this debt totaling $160,000. The extraordinary charge on prepayment of debt on the Company's statements of operations includes these costs, net of $100,000 of minority interests. Although the Company currently intends to seek long-term financing from Nomura for the remainder of the HGP Credit Facility on or before its maturity, there can be no assurance that Nomura will provide such financing. The Company is recognizing estimated potential repayment fees related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the HGP Credit Facility beginning in the third quarter of 1999.

                         HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)


On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $46.6 million at September 30, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.8 million on September 30, 1999 and $3.0 million on December 31, 1998. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The corporate office loan matures in December 2002, bears an interest rate of 90 day LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 7.9% and 7.8% at September 30, 1999 and December 31, 1998, respectively. The corporate office equipment and fixture loan matures in December 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. The effective rate was 8.3% and 7.8% at September 30, 1999 and December 31, 1998, respectively. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent, but as of November 10, 1999 such consent had not been obtained. The Company can give no assurances that it will be able to obtain the above mentioned consent. Any such failure to obtain such consent could have a material adverse effect upon the Company. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of this uncertainty.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan as part of the consideration from the sale of its interests in the Bellport Outlet Center (see Note 7). This land is subject to land contracts with a total balance of $780,000 as of September 30, 1999. The interest rates vary from 6.9% to 10.0%. Monthly debt service payments total $6,000 through May 2000 and $1,000 from that time through June 2001 with balloon payments due on these two dates of $646,000 and $125,000, respectively.

The Company also had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10.0% (the "Prime Loan"), pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement") (see Note 7). This loan was repaid on September 1, 1999 in connection with the transfer of the Company's interests in the Bellport, New York center to Prime (see Note 7).

In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of September 30, 1999, the components of such indebtedness included (1) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan (with a principal balance of $2.8 million on September 30, 1999 and $3.0 million on December 31, 1998), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees which has been prepaid through June 2000.

                       HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the nine months ended September 30, 1999, the Company paid premiums totaling approximately $561,000 on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the nine months ended September 30, 1999, the Company incurred rent expense of $90,000.

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments related to the PVH Agreement, but the Company was obligated to pay $2,334,000 to Prime for payments related to the PVH Agreement. This amount was paid in connection with the sale of the Company's interests in the Bellport Outlet Center and the settlement of the Working Capital Agreement discussed below.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime had previously transferred $3.0 million to the Company as partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the sale of its interests in the joint ventures related to the outlet center in Bellport, New York (see
Note 1). The consideration for the sale of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan subject to $800,000 of land contract payments.

The proceeds from the settlement of the Working Capital Agreement and the sale of the Bellport interests were used to repay $9.3 million of current and future obligations owed by the Company to Prime. These obligations included
(i) $2.2 million which the Company had borrowed from Prime to make principal repayments on the Nomura facility, (ii) $4.0 million which the Company had borrowed from Prime to repay a credit facility assumed in the Merger, (iii) $2.3 million related to the PVH Agreement, and (iv) $800,000 related to the guarantee fee associated with Prime's guarantee of certain of the Company's debt obligations (see Note 6). The Company also received $230,000 in cash.

The sale of the Bellport interests and the settlement of the Working Capital Agreement resulted in non-cash operating activities of $1.0 million, investing activities of $7.1 million and financing activities of $8.1 million.

NOTE 8 - PRO FORMA INFORMATION
------------------------------

The following unaudited pro forma information for the nine months ended September 30, 1998 reflects the following transactions, which occurred June 15, 1998, as if they had occurred on January 1, 1998: (a) the contribution of the Predecessor Properties and the acquisition of the two centers from Prime;
(b) the entry into the HGP Credit Facility; and (c) the distribution of Common Stock and Common Units.

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

                                                                   For the nine
                                                                   months ended
                                                                September 30, 1998
                                                                ------------------
                                                       (thousands, except per share data)

                     Total revenue                                    $24,443

                     Income before extraordinary items
                        and minority interests                          1,392

                     Net income                                         1,117

                     Net income per share - diluted                       .41



NOTE 9 - SEGMENT INFORMATION
----------------------------

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

The Company operates thirteen shopping centers located in eleven states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and tenants, the shopping centers have been aggregated into a single dominant shopping center segment.

                        HORIZON GROUP PROPERTIES, INC.
        Notes to Condensed Consolidated and Combined Financial Statements
                                   (unaudited)


The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding gains (or losses) from debt restructuring and sales of property or other non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income computed under generally accepted accounting principles. A reconciliation of income (loss) before minority interests to diluted FFO is as follows:

                                                           Horizon Group         Horizon Group          Predecessor
                                                         Properties, Inc.       Properties, Inc.         Properties
                                                              for the         for the period from   for the period from
                                                         nine months ended      June 15, 1998 to     January 1, 1998 to
                                                        September 30, 1999     September 30, 1998      June 14, 1998
                                                        ------------------     ------------------     ------------------
Income (loss) before minority interests                        $(1,382)              $    13               $(3,962)
FFO ADJUSTMENTS
    Depreciation and amortization (1)                            4,318                 1,585                 4,766
    Non-recurring merger expense (2)                               333                     -                     -
    Non-recurring debt restructuring costs (3)                     858                     -                     -
                                                               -------               -------               -------
        Total FFO adjustments                                    5,509                 1,585                 4,766
                                                               -------               -------               -------

FFO                                                            $ 4,127               $ 1,598               $   804
                                                               -------               -------               -------
                                                               -------               -------               -------
FFO per share                                                  $  1.22               $   .47
                                                               -------               -------
                                                               -------               -------

     NOTE:

         (1) Includes depreciation of the operating real estate and allocated amounts relating to joint venture investments accounted for under the equity method.
         (2) Investigating costs incurred in connection with the pursuit of an unsuccessful merger transaction.
         (3) Includes extraordinary charge on debt repayment and unsuccessful debt restructuring investigatory costs incurred in evaluating financing alternatives.


NOTE 10 - OTHER MATTERS
-----------------------

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value including, but not limited to, the sale or other disposition of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities going forward. There can be no assurance that a transaction will result involving the Company.

On October 6, 1999, the Company sold six acres of land in Muskegon, Michigan to CBL & Associates Properties, Inc. ("CBL") and was reimbursed for prior development efforts. The Company received $600,000 in cash and a $520,000 note. This note is non-interest bearing and is due at the earlier of (i) CBL's construction of a regional mall with three anchor tenants or (ii) two years.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)


INTRODUCTION
------------

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as hereinafter defined) should be read in conjunction with the Condensed Consolidated and Combined Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of September 30, 1999, owned approximately 83.9% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

CAUTIONARY STATEMENTS
---------------------

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

GENERAL OVERVIEW
----------------

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of September 30, 1999, HGP's portfolio consisted of 12 factory outlet centers and one power center located in 10 states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Ten of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)


RESULTS OF OPERATIONS
---------------------

The statements for the periods subsequent to June 15, 1998, (the date of the Company's acquisition of 12 outlet centers, one power center and Horizon's former administrative office from Horizon (the "Predecessor Properties") and the purchase of two properties from Prime (the "Prime Transferred Properties") reflect the operation of the Company as a separate entity. The financial statements of the Company for the periods subsequent to June 15, 1998 are not directly comparable to the statements of the Predecessor Properties for periods prior to the Merger due to a number of factors, including (1) a significant change in the indebtedness of the Company which occurred in conjunction with the Merger; (2) the acquisition by the Company of two additional outlet centers immediately after the Merger, the results of which are not included in the financial statements of the Predecessor Properties; and (3) the carrying values of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost and depreciation expense is based on those costs. The Predecessor Properties are stated at the fair value as of the date of the Merger, resulting in a lower carrying value compared to periods prior to the Merger and a related decrease in depreciation expense.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998
---------------------------------------------------------------------------

The net loss before minority interests and extraordinary charge was $76,000 for the three months ended September 30, 1999 compared to net income before minority interests and extraordinary charge of $50,000 for the three months ended September 30, 1998. This decrease was primarily attributable to $115,000 of unsuccessful debt restructuring costs, which were charged to expense in the current quarter.

Total revenues decreased $113,000, or 1.5%, to $7.6 million in the three months ended September 30, 1999 compared to $7.7 million in the three months ended September 30, 1998. This decrease was primarily the result of lease termination income of $176,000 reported in the three months ended September 30, 1998 with no lease termination income in the same period of the current year.

Real estate tax expense decreased $106,000, or 11.7%, to $799,000 in the three months ended September 30, 1999 compared to $905,000 in the three months ended September 30, 1998. This decrease was mainly due to a decrease in the tax assessments on several properties.

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)


General and administrative expenses decreased $120,000, or 10.4%, to $1,037,000 in the three months ended September 30, 1999 compared to $1,157,000 in the three months ended September 30, 1998. This decrease was mainly the result of reductions in corporate staff, closing the McLean, Virginia office formerly operated by Horizon, and placing a portion of the Muskegon, Michigan corporate office building for lease. These decreases were offset in part by the debt restructuring costs mentioned previously recognized in the current period.

The Company accounted for its investments in the joint ventures, which own the Bellport Outlet Center, utilizing the equity method. The center experienced a decrease in rental revenue in the third quarter of 1999 compared to the same period in the prior year primarily as a result of the conversion of tenants from fixed base rent to rent based on a percentage of sales and a slight decline in occupancy. Depreciation and amortization expense at the Bellport Outlet Center increased in the current quarter compared to the same period in the prior year due to the write-off of tenant allowances related to the tenants who left the center.

On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime. The Company received $7.5 million in cash and approximately 95 acres of undeveloped land in Muskegon, Michigan (see Note 7).

An extraordinary charge on debt prepayment of $568,000, net of minority interests, was incurred in the three months ended September 30, 1999. This charge reflected the exit fees paid and unamortized loan fees charged to expense in connection with the refinancing of six properties with JP Morgan (see Note 6).

Average occupancy for the Company's total portfolio of properties for the three months ended September 30, 1999 was 81.5% compared to 79.3% for the three months ended September 30, 1998. Occupancy of the Company's total portfolio at September 30, 1999 and 1998, was 81.8% and 80.2%, respectively.

COMPARISON OF PREDECESSOR PROPERTY INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------

Rental revenue for the Predecessor Properties for the nine months ended September 30, 1999 increased 5.9% compared to the same period in the prior year. This increase was primarily attributable to increased occupancy compared to the prior period.

Operating expenses and real estate taxes for the Predecessor Properties for the nine months ended September 30, 1999 decreased 4.5% compared to the same period in the prior year. This decrease was primarily the result of reduced insurance premiums and lower tax expense due to a decrease in the tax assessments on several properties.

On January 5, 1999, the Company received a proposal from Prime Capital Holding ("PCH") regarding a possible business combination with the Company. On March 17, 1999, PCH informed the Company that it was withdrawing its earlier proposal based on proposed changes to the income tax laws affecting REITs. During the first nine months of 1999, the Company incurred approximately $333,000 investigating and considering the potential business combination. This amount was charged to general and administrative expense upon the withdrawal of the PCH proposal.

The Company accounted for its investments in the joint ventures, which own the Bellport Outlet Center, utilizing the equity method. The center experienced a decrease in rental revenue in the nine months ended September 30, 1999 compared to the same period in the prior year primarily as the result of rent credits and accruals arising from the conversion of tenants from fixed base rent to rent based on a percentage of sales. A slight decrease in occupancy has also lowered rental revenue and increased depreciation expense due to the write-off of the related tenant allowances.

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)


Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico center) for the nine months ended September 30, 1999 was 82.4% compared to 77.4% for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1999, the aggregate amount of outstanding mortgages and other debt was approximately $107.7 million. The Company is contemplating the expansion of its Tulare Outlet Center and is in the process of completing approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura (each as hereinafter defined). At September 30, 1999 there was approximately $0.6 million deposited in escrows with Nomura and JP Morgan which the Company believes is sufficient to complete the work required under the HGP Credit Facility and JP Morgan loans. The Company expects to fund other capital improvements with additional borrowings, existing cash balances (including $0.6 million held in escrow for such expenses by Nomura and JP Morgan) or cash flow from operations.

The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $3.8 million as of September 30, 1999, including the capital improvement escrow described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. Prime had previously transferred $3.0 million to the Company as partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the sale of its interests in the joint ventures related to the outlet center in Bellport, New York (see
Note 1). The consideration for the sale of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan subject to $800,000 of land contract payments.

The proceeds from the settlement of the Working Capital Agreement and the sale of the Bellport interests were used to repay $9.3 million of current and future obligations owed by the Company to Prime. These obligations included
(i) $2.2 million which the Company had borrowed from Prime to make principal repayments on the Nomura facility, (ii) $4.0 million which the Company had borrowed from Prime to repay a credit facility assumed in the Merger, (iii) $2.3 million related to the PVH Agreement, and (iv) $800,000 related to the guarantee fee associated with Prime's guarantee of certain of the Company's debt obligations (see Note 6). The Company also received $230,000 in cash.

The Company expects to meet its short-term liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the use of working capital and cash flows from operations and, if necessary and available, the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. There can be no assurance that the Company will be able to successfully obtain such funding sources or, if obtained, on favorable terms.

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)



On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and has a balance of $57.4 million at September 30, 1999. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's 12 outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance was $46.6 million at September 30, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.4 million for the JP Morgan Loans.

The Company paid a fee of $468,000 to Nomura in connection with the repayment of $46.8 million of principal under the HGP Credit Facility which was charged to expense in the third quarter of 1999. This fee was payable if a lender other than Nomura was the source of repayment of amounts under the HGP Credit Facility. The Company recognizes estimated potential repayment fees related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the Facility beginning in the third quarter of 1999.

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until the Prime Guarantee terminates. The Company has paid this fee through June 2000.

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.8 million on September 30, 1999 and $3.0 million on December 31, 1998. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of November 10, 1999 such consent had not been obtained.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan in the sale of it's interests in the Bellport Outlet Center (see
Note 7). This land is subject to land contracts with a total balance of $780,000 as of September 30, 1999. The interest rates vary from 6.9% to 10.0%. Monthly debt service payments total $6,000 through May 2000 and $1,000 through June 2001 with balloon payments due on these two dates of $646,000 and $125,000, respectively.

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)



The Company had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999 loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10%. These loans, (the "Prime Loan") were made pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). These loans were repaid as part of the previously discussed settlement of the Working Capital Agreement and the sale of the Bellport interests.

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value including, but not limited to, the sale or other disposition of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities going forward. There can be no assurance that a transaction will result involving the Company.

YEAR 2000
---------
  GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE
         YEAR 2000 ON INFORMATION TECHNOLOGY ("IT") AND NON-IT SYSTEMS

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

     STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE
                     FOR COMPLETION OF EACH REMAINING PHASE

The Company has completed the assessment and upgrade of its most critical information technology systems. The Company uses a JD Edwards based accounting system which is currently Year 2000 compliant. The Company is working closely with JD Edwards to assure that any subsequent Year 2000 corrections are implemented in a timely fashion. The accounting system is run on an IBM AS/400 which required an updated operating system in order to be Year 2000 compliant. The Company installed such software during the first quarter of 1999. The Company has numerous desktop computers which are connected via a network to the AS/400. These computers are Year 2000 compliant.

                        HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 1999
                                   (unaudited)



The assessment phase of the other less critical components of the Company's information technology hardware and software began in the fourth quarter of 1998 and was completed during the first quarter of 1999. The remediation, testing and implementation of those components will be completed in the fourth quarter of 1999.

The Company has completed the assessment phase of non-information technology exposures. The remediation, testing and implementation of those systems were completed in the third quarter of 1999.

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

                         HORIZON GROUP PROPERTIES, INC.
             Quantitative and Qualitative Disclosure of Market Risk
                                   (unaudited)


The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $57.4 million at September 30, 1999. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. Since the facility was put in place June 15, 1998, the LIBOR rate to which the facility is tied has moved in a fairly narrow range. The monthly interest rates applicable from June 15, 1998 to September 30, 1999 ranged from 6.80% to 7.56%. As of September 30, 1999, the effective rate was 7.28%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 80 basis points (.8%) based on the amount outstanding after repayment in connection with the JP Morgan Loans.

    Principal Amount          Change in LIBOR Rate        Change in Interest Expense      Per Share - Diluted

       $57,400,000                   .8%                            $459,200                      $.14

INFLATION
---------

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

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has loans totaling $2.8 million and $3.0 million as of September 30, 1999 and December 31, 1998, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of November 10, 1999 such consent had not been obtained.

The Company can give no assurances that it will be able to obtain the above mentioned consent. Any such failure to obtain such consent could have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information


ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

Exhibit 3(i) Articles of Incorporation of Horizon Group Properties, Inc. (the "Company") (1)

Exhibit 3(ii)     By-laws of the Company (1)

Exhibit 3(iii)    Amendment to By-laws of the Company dated March 17, 1999 (4)

Exhibit 4.1 Specimen certificate for common stock, $.01 par value per share, of the Company (1)

Exhibit 10.1 Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)

Exhibit 10.2 Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998
                  (SEC File No. 1-12424) (1)

Exhibit 10.3      Form of 1998 Stock Option Plan of the Company (1)

Exhibit 10.4      Employment Agreement between Gary J. Skoien and the Company
                  (1)

Exhibit 10.5      Employment Agreement between David R. Tinkham and the Company
                  (1)

Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company (1)

Exhibit 10.7      Form of Registration Rights Agreement (1)

Exhibit 10.8 Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)

Exhibit 10.9      Employment Agreement between Richard Berman and the Company
                  (3)

Exhibit 10.10     Working Capital Agreement with Prime Retail, Inc. (3)

Exhibit 10.11 Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)

Exhibit 10.12 Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)

Exhibit 10.13 Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)

Exhibit 10.14 Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation
                  (2)

Exhibit 10.15 Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)

Exhibit 10.16 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)

Exhibit 10.17 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)

Exhibit 10.18 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)

Exhibit 10.19     Form of Option Agreement (3)

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

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information


Exhibit 99.3 Letter dated January 5, 1999 from Prime Capital Holding, LLC to the Company (5)

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

Exhibit 99.9 Press release issued by the Company on September 3, 1999 announcing the transfer of the Company's interests in the Bellport Outlet Center to Prime Retail, Inc. (9)

Exhibit 99.10 Press release issued by the Company on September 24, 1999 announcing the engagement of a financial advisor to explore strategic alternatives (10)


1 Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).

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

5 Incorporated by reference to the Company's Current Report on Form 8-K dated as of January 7, 1999 (Commission file no. 0-24123).

6 Incorporated by reference to the Company's Current Report on Form 8-K dated as of January 29, 1999 (Commission file no. 0-24123).

7 Incorporated by reference to the Company's Current Report on Form 8-K dated as of March 18, 1999 (Commission file no. 0-24123).

8 Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).

9 Incorporated by reference to the Company's Current Report on Form 8-K dated as of September 1, 1999 (Commission file no. 0-24123).

10 Incorporated by reference to the Company's Current Report on Form 8-K dated as of September 24, 1999 (Commission file no. 0-24123).


(b)   Reports on Form 8-K


A Form 8-K was filed on September 1, 1999 by the Company announcing that it had transferred the Company's interests in the Bellport Outlet Center to Prime Retail for undeveloped land in Muskegon, Michigan and cash.

A Form 8-K was filed on September 24, 1999 by the Company announcing that it had hired Secured Capital Corp as a financial advisor to study strategic alternatives to enhance shareholder value.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HORIZON GROUP PROPERTIES, INC.
                                    Registrant




Date:    November 15, 1999          By: /s/ GARY J. SKOIEN
--------------------------          ----------------------
                                    Gary J. Skoien, President and
                                    Chief Executive Officer



Date:    November 15, 1999          By: /s/ DAVID R. TINKHAM
--------------------------          ------------------------
                                    David R. Tinkham, Chief Accounting
                                    and Chief Financial Officer