Form 10-K
period 1999-12-31
HORIZON GROUP PROPERTIES INC
filed 2000-03-08
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

                                       OR

         [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-24123
                         -------------------------------

                         HORIZON GROUP PROPERTIES, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    MARYLAND                           38-3407933
------------------------------------------    ---------------------------------
        (State or other jurisdiction of       (IRS employer identification no.)
        incorporation or organization)

      77 WEST WACKER DRIVE, SUITE 4200                    (312) 917-8870
              CHICAGO, IL 60601               ---------------------------------
------------------------------------------       (Registrant's telephone number)
(Address of principal executive offices)              including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           -----------------------------------------------------------

                          Common Stock, $0.01 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           -----------------------------------------------------------

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,656,000 based on the closing sale price of $2.6875 per share as reported on the NASDAQ on February 16, 2000.

The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 16, 2000 was 2,848,819.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the following documents of the registrant are incorporated herein by reference: None

                         HORIZON GROUP PROPERTIES, INC.

                                    FORM 10-K

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS


DESCRIPTION                                                                                                               PAGE NO.
-----------                                                                                                               --------
Part I
     Item 1.      Business...............................................................................................      3
     Item 2.      Properties.............................................................................................      5
     Item 3.      Legal Proceedings......................................................................................      6
     Item 4.      Submission of Matters to a Vote of Security Holders....................................................      7

Part II
     Item 5.      Market for the Company's Common Shares and Related Stockholder Matters..................................     7
     Item 6.      Selected Financial Data.................................................................................     8
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................     10
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risks.............................................    15
     Item 8.      Financial Statements and Supplementary Data.............................................................    17
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................    37

Part III
     Item 10.     Directors and Executive Officers of the Company.........................................................    37
     Item 11.     Executive Compensation..................................................................................    40
     Item 12.     Security Ownership of Certain Beneficial Owners and Management..........................................    44
     Item 13.     Certain Relationships and Related Transactions..........................................................    46

Part IV
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................    47
                  Signatures..............................................................................................    50

                         HORIZON GROUP PROPERTIES, INC.
                            FORM 10-K, ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"), of which the Company is the sole general partner. As of December 31, 1999, HGP owned approximately 83.9% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

The Company owns Horizon's former administrative office building located in Norton Shores, Michigan and the following centers which were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

       Bellport Outlet Center in Bellport, New York
       Dry Ridge Outlet Center in Dry Ridge, Kentucky
       Holland Outlet Center in Holland, Michigan
       Horizon Outlet Center-Laughlin in Laughlin, Nevada
       Horizon Outlet Center-Monroe in Monroe, Michigan
       Horizon Outlet Center-Traverse City in Traverse City, Michigan Horizon Outlet Center-Tulare in Tulare, California
       Lakeshore Marketplace in Norton Shores, Michigan
       Medford Outlet Center in Medford, Minnesota
       New Mexico Outlet Center in Algodones, New Mexico (vacant)
       Sealy Outlet Center in Sealy, Texas
       The Factory Shops in Georgian Place in Somerset, Pennsylvania Warrenton Outlet Center in Warrenton, Missouri

The merger was accounted for under the purchase method of accounting under which contributed assets acquired and liabilities assumed were recorded at their fair values as of the date of the Merger. The consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries. The Company accounted for its investments in and advances to two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statements of operations include the Company's share of the net income or loss from the joint ventures.

Immediately after the Merger, the Company acquired the two properties listed below for total consideration of $26,015,000.

         Nebraska Crossings Factory Stores in Gretna, Nebraska
         Indiana Factory Shops in Daleville, Indiana

Each property was purchased from an affiliate of Prime.

The following summarizes the assets, liabilities and equity contributed to and assumed by the Company pursuant to the Contribution Agreement including the acquisition of the two centers from Prime as of June 15, 1998. The amounts presented include purchase accounting adjustments made to the original preliminary estimates during 1999. The net effect of these adjustments was a $1,362,000 decrease in real estate, a $980,000 increase in other assets and a $382,000 decrease in other liabilities.


                                                    (In thousands)
                    Real estate                       $141,158
                    Other assets                        21,258
                                                      --------
                                                      $162,416
                                                      ========
                    Mortgages and other debt          $115,514
                    Other liabilities                    6,337
                    Minority interests                   7,763
                    Shareholders' equity                32,802
                                                      --------
                                                      $162,416
                                                      ========

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

Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Outlet Center, and MG Long Island Limited Partnership, which owned vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 10).

The vacant center in New Mexico was sold on December 28, 1999. This property was classified as held for sale on the balance sheet as of December 31, 1998.

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value, including, but not limited to, the sale or other disposition of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities going forward. There can be no assurance that a transaction will result involving the Company.

TAX STATUS

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders receives a deduction for such dividends for federal income tax purposes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on the taxable loss generated since the Merger, the Company is not obligated to make any dividend distributions to qualify as a REIT.

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

EMPLOYEES

As of December 31, 1999, the Company had 188 employees. The Company believes that its relations with its employees are satisfactory.

                               ITEM 2 - PROPERTIES

The following table and accompanying notes set forth information concerning each property in which the Company owns an equity interest as of December 31, 1999. See also Schedule III in Item 8 for additional information.

                             PORTFOLIO OF PROPERTIES

                                DECEMBER 31, 1999


                                                                                        INITIAL                       PERCENTAGE
NAME AND LOCATION OF CENTER                                                           CONSTRUCTION   GLA (SQ. FT)     LEASED (1)
---------------------------                                                           ------------   ------------     ---------
Dry Ridge Outlet Center in Dry Ridge, Kentucky                                        October 1991      117,980          71.4

Holland Outlet Center in Holland, Michigan                                          September 1988      193,775          90.0

Horizon Outlet Center-Laughlin in Laughlin, Nevada                                       July 1996      256,915          85.2

Horizon Outlet Center-Monroe in Monroe, Michigan                                     November 1987      225,121          82.5

Horizon Outlet Center-Traverse City in Traverse City, Michigan                        October 1990      153,975          88.9

Horizon Outlet Center-Tulare in Tulare, California                                   November 1995      138,647         100.0

Indiana Factory Shops in Daleville, Indiana                                          November 1994      234,149          73.9

Lakeshore Marketplace in Norton Shores, Michigan (Power Center)                       October 1995      356,592          85.1

Medford Outlet Center in Medford, Minnesota                                              June 1991      223,160          91.1

Nebraska Crossing Factory Stores in Gretna, Nebraska                                  October 1993      191,500          84.6

Sealy Outlet Center in Sealy, Texas                                                    August 1995      191,587          89.3

The Factory Shops in Georgian Place in Somerset, Pennsylvania                           April 1990      189,532          62.9

Warrenton Outlet Center in Warrenton, Missouri                                      September 1993      199,963          96.2
                                                                                                     ----------          ----

TOTAL CENTERS                                                                                         2,672,896          84.7%
                                                                                                      =========          ====

NOTES:

(1) Percentage reflects executed leases as of December 31, 1999 as a percent of total gross leasable area ("GLA"). Includes only leases which have total terms of or for which tenants have been in occupancy for 12 months or longer.

(2) In the opinion of HGP's management, all of the properties described above are adequately covered by insurance.

LEASE INFORMATION

In general, the leases have initial terms of one to five years. Most leases provide for the payment of percentage rent for annual sales in excess of certain thresholds. In addition, HGP's typical leases provide for the recovery of all of a tenant's proportionate share of actual common area maintenance, refuse removal, insurance, and real estate taxes as well as a collection for advertising and promotion and an administrative fee. Common area maintenance includes such items as common area utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses.

LEASE EXPIRATIONS - PROPERTIES

The following table shows lease expirations for the next five years at the Company's properties (as of December 31, 1999 and assuming no lease renewals or extensions):


                                                                                    APPROXIMATE GLA
                      YEAR                    NUMBER OF LEASES EXPIRING                 (SQ. FT.)
                      ----                    -------------------------           ---------------
                      2000                                144                           531,965
                      2001                                122                           515,850
                      2002                                 78                           359,451
                      2003                                 39                           137,730
                      2004                                 47                           191,731

TENANT INFORMATION

HGP's shopping centers feature a variety of retailers of widely recognized, traditional brand name merchandise. The following table sets information as to HGP's major tenants as of and for the year ended December 31, 1999.


                                                                    OCCUPIED
                                               NUMBER OF               GLA                  PERCENTAGE OF             PERCENTAGE OF
TENANT                                          STORES              (SQ. FT)               TOTAL REVENUES             GLA OCCUPIED
------                                          ------              ---------              --------------             ------------
Phillips Van Heusen Corp.                          28                141,599                    7.31%                     6.35%
Elder-Beerman Stores Corp.                          1                 87,185                    2.31%                     3.91%
Salisbury Sales Corp.                               8                 85,415                    2.80%                     3.83%
Dress Barn, Inc.                                   10                 80,114                    4.65%                     3.59%
Mikasa, Inc.                                        9                 68,336                    3.21%                     3.06%

COMPETITION

HGP's shopping centers compete for customers primarily with factory outlet centers built and operated by other developers, traditional shopping malls and off-price retailers. HGP believes that the majority of its customers visit factory outlet centers because they are intent on buying first-quality and name-brand goods at discounted prices. Traditional full and off-price retailers are often unable to provide such a variety of products at attractive prices at a single location every day.

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

                            ITEM 3- LEGAL PROCEEDINGS

In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

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

                          ITEM 4- SUBMISSION OF MATTERS
                          TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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


                                                                               MARKET PRICE PER COMMON SHARE
                                                                                            1999

                                                 --------------------------------------------------------------------------------
                                                        FOURTH                THIRD                 SECOND                FIRST
                                                        QUARTER               QUARTER               QUARTER               QUARTER
                                                 --------------------------------------------------------------------------------
High                                                     4.000                 3.750                 4.500                5.500
Low                                                      3.031                 2.625                 3.250                3.875
Dividends declared                                        -                     -                     -                     -


                                                                                MARKET PRICE PER COMMON SHARE
                                                                                            1998
                                                 --------------------------------------------------------------------------------
                                                               FOURTH                     THIRD                  JUNE 16, 1998 TO
                                                               QUARTER                   QUARTER                  JUNE 30, 1998
                                                 --------------------------------------------------------------------------------
High                                                           $4.500                    $6.750                       $7.125
Low                                                             1.875                     2.375                        3.500
Dividends declared                                              -                         -                            -

The approximate number of holders of record of the common shares was 517 as of February 16, 2000.

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


                                                                    HORIZON GROUP
                                                                   PROPERTIES, INC.
                                                                         AS OF             PREDECESSOR
                                           HORIZON GROUP          DECEMBER 31, 1998         PROPERTIES
                                          PROPERTIES, INC.        OR FOR THE PERIOD       FOR THE PERIOD
                                            AS OF OR FOR                FROM                   FROM
                                           THE YEAR ENDED          JUNE 15, 1998 TO       JANUARY 1, 1998
                                         DECEMBER 31, 1999         DECEMBER 31, 1998         TO JUNE 14,
                                         ------------------       ------------------      ----------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Revenues                                     $  30,378                $  17,147             $  12,607
Expenses                                        30,094                   16,701                16,362
Impairment (1)                                       -                        -                     -
Income (loss) from joint ventures                 (622)                     (59)                 (207)
                                             ---------                ---------              ---------

Income (loss) before minority

interests and extraordinary charge                (338)                     387                (3,962)

Minority interests (2)                              31                      (69)                    -
                                             ---------                ---------             ---------


Income (loss) before extraordinary                (307)                     318                (3,962)
charge

Extraordinary charge on debt prepayment           (568)                       -                     -
                                             ---------                ---------             ---------

Net Income (loss)                            $    (875)               $     318             $  (3,962)
                                             =========                =========             =========
Net Income (loss)  per share - basic and
diluted (3)                                  $   (0.31)               $     .11
                                             =========                =========
Dividends per share (4)                      $       -                $       -
                                             =========                =========

BALANCE SHEET DATA:

Real estate, net of accumulated
depreciation                                 $ 141,419                $ 142,588                     -
Total assets                                   155,000                  165,678                     -
Debt (allocation from Horizon for
   Predecessor Properties)                     107,128                  114,752                     -
Net assets                                           -                        -                     -
Total shareholders' equity                      33,528                   33,614

Other Data:
Cash flows provided by (used in):
  Operating activities                           6,673                    2,760             $   1,447
  Investing activities                            (832)                  (2,455)               (1,703)
  Financing activities                          (3,572)                    (761)                  325

Total gross leasable area (square feet)          2,673                    2,795                 2,247


                                                               PREDECESSOR PROPERTIES AS OF
                                                                  OR FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                         1997              1996            1995
                                                      ----------         ---------      ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Revenues                                              $  30,228          $  27,721      $  15,481
Expenses                                                 33,732             21,986         11,810
Impairment (1)                                            6,949             24,631              -
Income (loss) from joint ventures                           113                281            128
                                                      ---------          ---------      ---------

Income (loss) before minority

interests and extraordinary charge                      (10,340)           (18,615)         3,799

Minority interests (2)                                        -                  -              -
                                                      ---------          ---------      ---------


Income (loss) before extraordinary                      (10,340)           (18,615)         3,799
charge

Extraordinary charge on debt prepayment                    (764)              (155)             -
                                                      ---------          ---------      ---------

Net Income (loss)                                     $ (11,104)         $ (18,770)     $   3,799
                                                      =========          =========      =========
Net Income (loss)  per share - basic and
diluted (3)

Dividends per share (4)


BALANCE SHEET DATA:

Real estate, net of accumulated
depreciation                                          $ 198,528          $ 195,541      $ 197,845
Total assets                                            221,976            230,744        206,799
Debt (allocation from Horizon for
   Predecessor Properties)                              131,793            113,885         87,901
Net assets                                               83,162            107,360        105,248
Total shareholders' equity

Other Data:
Cash flows provided by (used in):
  Operating activities                                    6,310             (7,686)         8,788
  Investing activities                                  (11,244)           (33,452)       (81,876)
  Financing activities                                    4,152             44,883         72,982

Total gross leasable area (square feet)                   2,247              2,371          1,965

NOTES:

(1) In 1997, represents a $6.0 million charge to reduce the carrying value of four centers subject to a sale agreement to their estimated sales value less costs to dispose and a $0.9 million impairment charge related to development projects that were not pursued. In 1996, represents a $22.8 million charge to reduce the carrying value of four centers that resulted from management's effort to market one center for sale and revised occupancy estimates on three centers that indicated a permanent impairment in their value. In addition, the impairment expense includes a $1.8 million charge related to development projects which were not pursued.

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

                        SELECTED QUARTERLY FINANCIAL DATA


                                                                                       HORIZON GROUP PROPERTIES, INC.
                                                                  -----------------------------------------------------------------
                                                                      FIRST            SECOND             THIRD            FOURTH
                                                                     QUARTER           QUARTER           QUARTER          QUARTER
                                                                  -----------      -------------    --------------   ---------------
                                                                                               (IN THOUSANDS)
         1999
         ----
Revenue                                                           $ 7,504          $ 7,308          $ 7,602          $ 7,964
Expenses                                                            7,723            7,268            7,514            7,589
Loss from joint ventures                                             (306)            (152)            (164)               -
                                                                  -------          -------          -------          -------

Income (loss) before minority interests and extraordinary
charge                                                               (525)            (112)             (76)             375

Minority interests                                                     90               14               (7)             (66)
                                                                  -------          -------          -------          -------

Income (loss) before extraordinary charge                            (435)             (98)             (83)             309

Extraordinary charge                                                    -                -             (568)               -
                                                                  -------          -------          -------          -------

Net income (loss)                                                 $  (435)         $   (98)         $  (651)         $   309
                                                                  =======          =======          =======          =======

Net income (loss) per share - basic and diluted                   $ (0.16)         $ (0.03)         $ (0.23)         $  0.11
                                                                  =======          =======          =======          =======


                                                  PREDECESSOR PROPERTIES              HORIZON GROUP PROPERTIES, INC.
                                              ---------------------------    ------------     -------------    ---------------
                                               FIRST             4/1 -           6/15 -           THIRD             FOURTH
                                              QUARTER           6/14/98         6/30/98          QUARTER           QUARTER
                                              ----------     ------------    -------------    --------------   ---------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         1998
         ----
Revenue                                       $ 6,718           $ 5,889         $ 1,161          $ 7,715          $ 8,271
Expenses                                        8,397             7,965           1,200            7,646            7,855
Income (loss) from joint ventures                 (81)             (126)              1              (19)             (41)
                                              -------           -------         -------          -------          -------

Income (loss) before minority interests        (1,760)           (2,202)            (38)              50              375

Minority interests (1)                                                                6              (16)             (59)
                                                                                -------          -------          -------

Net income (loss)                             $(1,760)          $(2,202)        $   (32)         $    34          $   316
                                              =======           =======         =======          =======          =======

Net income (loss) per share - basic and
  diluted (2)                                                                   $ (0.01)         $  0.01          $  0.11
                                                                                =======          =======          =======

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

                 ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as hereinafter defined) should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of December 31, 1999, owned approximately 83.9% of the partnership interests of HGP LP ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to refinance its current debt as it matures; risks related to the retail industry in which the Company's shopping centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the potential impact of Year 2000 issues, the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

GENERAL OVERVIEW

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of December 31, 1999, HGP's portfolio consisted of 12 factory outlet centers and one power center located in 10 states comprising an aggregate of approximately 2.7 million square feet of gross leasable area ("GLA"). Ten of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

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

1999 Compared to 1998

Rental revenue for the Predecessor Properties (excluding the Algodones, New Mexico center which was vacant in 1999 and 1998) for the year ended December 31, 1999 increased 3% compared to the prior year. This increase was primarily attributable to increased occupancy compared to the prior year. Operating expenses and real estate taxes for the year ended December 31, 1999 for the Predecessor Properties (excluding the New Mexico center) decreased approximately 5% compared to the prior year. This decrease was primarily the result of reduced insurance premiums and lower tax expense due to a decrease in the tax assessments on several properties. Operating expenses and real estate taxes for the Algodones, New Mexico center were $95,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively.

The financial statements for the years ended December 31, 1999 and 1998 include net charges of $697,000 and $700,000, respectively, for marketing landlord contributions. These contributions were used to supplement funds received from tenants to market key centers.

Average occupancy for the Company's total operating portfolio for the year ended December 31, 1999 was 81.2%. As of December 31, 1999 and 1998, occupancy of the Company's total operating portfolio was 84.7% and 80.4%, respectively.

The Company accounted for its investments in the joint ventures, which own the Bellport Outlet Center, utilizing the equity method. The center experienced a decrease in rental revenue in 1999 compared to the prior year primarily as a result of the conversion of tenants from fixed base rent to rent based on a percentage of sales and a decline in occupancy. Depreciation and amortization expense at the Bellport Outlet Center increased in 1999 compared to the prior year due to the write-off of tenant allowances related to the tenants who left the center.

On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime. The Company received $7.5 million in cash and approximately 95 acres of undeveloped land in Muskegon, Michigan (see
Note 10 to the consolidated and combined financial statements).

Other income for the year ended December 31, 1999 includes an $82,000 gain on the sale of the vacant center in Algodones, New Mexico. The net proceeds from this sale will be used to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee agreement. This property was classified as held for sale on the balance sheets as of December 31, 1999 and 1998.

On January 5, 1999, the Company received a proposal from Prime Capital Holding ("PCH") regarding a possible business combination with the Company. On March 17, 1999, PCH informed the Company that it was withdrawing its earlier proposal based on proposed changes to the income tax laws affecting REITs. During the year ended December 31, 1999, the Company incurred approximately $333,000 of expense to investigate and consider the potential business combination. This amount was charged to general and administrative expense upon the withdrawal of the PCH proposal.

Net loss for the year ended December 31, 1999 was $0.31 per share on a basic and diluted basis. This included an extraordinary charge of $0.20 per share (discussed below). Funds from operations for the year ended December 31, 1999 was $1.72 per share on a diluted basis.

Included in the net loss for 1999 is a $568,000 extraordinary charge resulting from the early repayment of a portion of the Nomura debt with the proceeds from a debt financing with Morgan Guaranty Trust Company of New York. There was no similar charge in 1998.

1998 Compared to 1997

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

The financial statements for the year ended December 31, 1998 include a net charge of $700,000 as part of a budgeted 1998 marketing landlord contribution. This total contribution was used primarily to supplement the funds received from tenants to market five key centers. In 1997, such charges totaled $734,000.

Average occupancy for the Predecessor Properties (excluding the Algodones, New Mexico center) for the year ended December 31, 1997 was 75.0%. As of December 31, 1998, occupancy of the Company's total operating portfolio was 80.4%.

Net income for the period from June 15, 1998 to December 31, 1998 was $.12 per share on a basic and diluted basis. Funds from operations for the period from June 15, 1998 to December 31, 1998 was $.90 per share on a diluted basis. Per share information is not presented for periods prior to the Merger due to the change in capital structure resulting from the Merger.

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

The Company operates primarily from the former headquarters of Horizon in Norton Shores, Michigan in an office building previously owned by Horizon and now owned by the Company. Most employees of the Company, with the exception of some of its senior management, were former employees of Horizon. In connection with the Merger, a substantial number of former Horizon employees were either not offered employment with the Company or offered continued employment for a limited period of time. The Company has currently leased a small portion of its office building to an unrelated tenant and is seeking additional tenants to occupy the space not required by the Company to accommodate its operations. The Company also leases office space in Chicago, Illinois for its senior management. During the third quarter of 1998, the Company amended its lease in Virginia and relocated to smaller offices thereby reducing rental expense. As a result of the above mentioned factors, among others, the general and administrative expenses of the Company for the periods subsequent to June 15, 1998 are not necessarily representative of the expenses which will be incurred on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the aggregate amount of outstanding mortgage notes and other debt was approximately $107.1 million, of which $3.1 million is payable in 2000 pursuant to the terms of such notes and indebtedness. The Company is contemplating an expansion at its Tulare Outlet Center and has completed approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura (each as hereinafter defined). At December 31, 1999, there was approximately $1.1 million deposited in escrows with Nomura and JP Morgan, which the Company believes is sufficient to complete the work required under the HGP Credit Facility and JP Morgan loans. The Company expects to fund other capital improvements with additional borrowings, existing cash balances or cash flows from operations.

The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $3.8 million as of December 31, 1999, including the capital improvement escrows described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. At the date of the Merger, Prime transferred $3.0 million to the Company as a partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the sale of its interests in the joint ventures related to the outlet center in Bellport, New York (see Note 1). The consideration for the transfer of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan, subject to $800,000 of land contract payments.

The proceeds from the settlement of the Working Capital Agreement and the transfer of the Bellport interests were used to repay $9.3 million of current and future obligations owed by the Company to Prime. These obligations included (i) $2.2 million which the Company had borrowed from Prime to make principal repayments on the Nomura facility, (ii) $4.0 million which the Company had borrowed from Prime to repay a credit facility assumed in the Merger, (iii) $2.3 million related to the PVH Agreement, and (iv) $800,000 related to the guarantee fee associated with Prime's guarantee of certain of the Company's debt obligations (see Note 9). The Company also received $230,000 in cash.

The Company expects to meet its short-term liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the use of working capital and cash flows from operations and, if necessary and available, the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. The Company is currently seeking to mitigate its interest rate risk through refinancing the HGP Credit Facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The Company has outstanding commitments for capital expenditures on leases signed at December 31, 1999 in the amount of $825,000 for tenant allowances, $460,000 for construction costs and $50,000 for brokerage commissions. These costs are expected to be paid during 2000 and a portion will be reimbursed from the capital improvement escrows (see Note 2).

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and has a balance of $57.1 million at December 31, 1999. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's 12 outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

On July 9, 1999, the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania, and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas, and Traverse City, Michigan. The outstanding balance was $46.4 million at December 31, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.3 million for the JP Morgan Loans.

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

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). The terms of the Working Capital Agreement require the Company to repay any outstanding balance on indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee agreement. In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until Prime is released from its guarantee obligations related to the HGP Credit Facility. The Company has paid this fee through June 2000.

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.7 million and $3.0 million on December 31, 1999 and 1998, respectively. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of February 16, 2000, such consent had not been obtained. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of this uncertainty.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan in the transfer of its interests in the Bellport Outlet Center (see
Note 10). This land is subject to land contracts with a total balance of $776,000 as of December 31, 1999. The interest rates vary from 6.9% to 10.0%. Monthly debt service payments total $6,000 through May 2000 and $1,000 through June 2001 with balloon payments due on these two dates of $646,000 and $125,000, respectively.

On October 6, 1999, the Company sold six acres of land in Muskegon, Michigan to CBL & Associates Properties, Inc. ("CBL") and was reimbursed for prior development efforts. The Company received $600,000 in cash and a $520,000 note. This note is non-interest bearing and is due at the earlier of (i) CBL's construction of a regional mall with three anchor tenants or (ii) two years. No gain or loss was recognized on this sale.

On December 28, 1999, the Company sold the vacant outlet center located in Algodones, New Mexico. This center has been vacant and classified as held for sale since December 1997. A gain on sale of $82,000 was realized and has been included in the statement of operations as a component of other income.

The Company had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility, and on April 30, 1999, loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10.0%. These loans (the "Prime Loan") were made pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). These loans were repaid as part of the previously discussed settlement of the Working Capital Agreement and the transfer of the Bellport interests.

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value, including, but not limited to, the sale or other disposition of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities going forward. There can be no assurance that a transaction will result involving the Company.

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

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing and implementation. The Company's assessment indicated that its significant information processing technology systems could have been affected, particularly the general ledger and billing systems. The assessment also indicated that software and hardware used in certain equipment (including security, lighting, automatic sprinklers, and heating and ventilating systems) at the Company's properties could also have been at risk.

The Company upgraded its JD Edwards based accounting system and the IBM AS/400 on which it is run. The Company also upgraded its payroll processing software and numerous desktop computers which are connected via a network to the IBM AS/400. The majority of these items would have been done in the Company's ordinary course of business. Total costs of approximately $10,000 were spent to implement these system upgrades.

As a result of the actions taken, the Company experienced no substantial problems related to the Year 2000 Issue. The Company continues to monitor activities and is working with its hardware and software vendors to ensure prompt resolution of any minor issues that may arise.

                                    ITEM 7A -
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $57.1 million at December 31, 1999. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. The monthly interest rates applicable from June 15, 1998 to December 31, 1999 ranged from 6.80% to 8.36%. As of December 31, 1999, the effective rate was 8.36%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 156 basis points (1.56%).


         PRINCIPAL AMOUNT                  CHANGE IN LIBOR RATE           CHANGE IN INTEREST EXPENSE            PER SHARE - DILUTED
         ----------------                  --------------------           --------------------------            -------------------
            $57,100,000                           1.56%                            $891,000                             $.26

INFLATION

HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increase in common area main tenant expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

LEGAL PROCEEDINGS

In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

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

                         HORIZON GROUP PROPERTIES, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                                                        PAGE
                                                                                                                        ----
Report of independent auditors ..........................................................................................17

Consolidated Balance Sheets of the Company at December 31, 1999 and December 31, 1998 ...................................18

Consolidated Statements of Operations of the Company for the year ended December
   31, 1999 and the period from June 15, 1998 to December 31, 1998 and Combined
   Statements of Operations of the Predecessor Properties for the period from
   January 1, 1998 to June 14, 1998 and the year ended December 31, 1997 ................................................19

Consolidated  Statement  of Changes in  Shareholders'  Equity and  Combined  Statement of Changes in Net Assets..........20

Consolidated Statements of Cash Flows of the Company for year ended December 31,
   1999 and the period from June 15, 1998 to December 31, 1998 and Combined
   Statements of Cash Flows of the Predecessor Properties for the period from
   January 1, 1998 to June 14, 1998 and the year ended December 31, 1997
     ....................................................................................................................21

Notes to Consolidated and Combined Financial Statements .................................................................22

Schedule as of December 31, 1999:

   III - Real Estate and Accumulated Depreciation .......................................................................35

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          ITEM 8 - FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Horizon Group Properties, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Group Properties, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999, and for the period from June 15, 1998 to December 31, 1998. We have also audited the accompanying combined statements of operations, changes in net assets and cash flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998, and for the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Group Properties, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and for the period from June 15, 1998 to December 31, 1998, and the combined results of the operations and cash flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998 and for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                        Ernst & Young LLP



Chicago, Illinois
February 16, 2000

                         HORIZON GROUP PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31, 1999           DECEMBER 31, 1998
                                                                               -------------------------  ------------------------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
   Real estate - at cost:
   Land                                                                                $  13,094                    $  11,914
   Buildings and improvements                                                            135,479                      133,061
   Less accumulated depreciation                                                          (7,154)                      (2,387)
                                                                                     -----------                   ----------
     Total net real estate                                                               141,419                      142,588

Cash and cash equivalents                                                                  4,955                        2,686
Restricted cash                                                                            3,757                        4,465
Tenant accounts receivable                                                                 1,351                        1,280
Investments in and advances to joint ventures                                                  -                        8,527
Real estate held for sale                                                                      -                        2,500
Deferred costs (net of accumulated amortization of $372 and $103 at
   December 31, 1999 and 1998, respectively)                                               1,810                          826
Other assets                                                                               1,708                        2,806
                                                                                     -----------                  -----------
   Total assets                                                                         $155,000                     $165,678
                                                                                        ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                                                $107,128                     $114,752
Accounts payable and accrued expenses                                                      5,229                        5,676
Prepaid rents and other tenant liabilities                                                 1,795                          976
Other liabilities                                                                            901                        3,322
                                                                                    ------------                  -----------
   Total liabilities                                                                     115,053                      124,726

MINORITY INTERESTS                                                                         6,419                        7,338

SHAREHOLDERS' EQUITY:
Common shares ($.01 par value, 50,000 shares authorized,
   2,845 and 2,782 issued and outstanding at December 31, 1999
   and 1998, respectively)                                                                    29                           28
Additional paid-in capital                                                                34,056                       33,268
Accumulated earnings (deficit)                                                              (557)                         318
                                                                                    ------------                 ------------
   Total shareholders' equity                                                             33,528                       33,614
                                                                                      ----------                   ----------
     Total liabilities and shareholders' equity                                         $155,000                     $165,678
                                                                                        ========                     ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS


                                          HORIZON GROUP PROPERTIES, INC.                         PREDECESSOR PROPERTIES
                                    ----------------------------------------------  ----------------------------------------------
                                         FOR THE             FOR THE PERIOD FROM      FOR THE PERIOD FROM          FOR THE YEAR
                                       YEAR ENDED             JUNE 15, 1998 TO          JANUARY 1, 1998               ENDED
                                    DECEMBER 31, 1999         DECEMBER 31, 1998        TO JUNE 14, 1998         DECEMBER 31, 1997
                                    --------------------  ------------------------  ------------------------  --------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE
   Base rent                                 $ 22,688               $  12,952              $   9,167                $  21,794
   Percentage rent                                169                      53                     44                      119
   Expense recoveries                           6,011                   3,286                  2,631                    6,716
   Other                                        1,510                     856                    765                    1,599
                                             --------               ---------              ---------                ---------
     Total revenue                             30,378                  17,147                 12,607                   30,228
                                             --------               ---------              ---------                ---------

EXPENSES
   Property operating                           6,527                   3,513                  2,634                    5,699
   Real estate taxes                            3,000                   1,622                  1,379                    2,879
   Land leases and other                        1,929                   1,344                    785                    2,162
   Depreciation and amortization                4,986                   2,393                  4,640                    9,280
   General and administrative                   4,453                   2,597                  1,061                    2,680
   Provision for impairment                         -                       -                      -                    6,949
   Interest                                     9,199                   5,232                  5,863                   11,032
                                             --------               ---------              ---------                ---------
     Total expenses                            30,094                  16,701                 16,362                   40,681
                                             --------               ---------              ---------                ---------

Income (loss) from joint ventures                (622)                    (59)                  (207)                     113
                                             --------               ---------              ---------                ---------

Income (loss) before minority
interests and extraordinary charge               (338)                    387                 (3,962)                 (10,340)

Minority interests                                 31                     (69)                     -                        -
                                             --------               ---------              ---------                ---------

Income (loss) before extraordinary
charge                                           (307)                    318                 (3,962)                 (10,340)

Extraordinary charge on debt
prepayment (net of minority
interests of $100 for December 31,
1999)                                            (568)                      -                      -                     (764)
                                             --------               ---------              ---------                ---------

NET INCOME (LOSS)                            $   (875)              $     318              $  (3,962)                $(11,104)
                                             ========               =========              =========                 ========

PER COMMON SHARE - BASIC AND DILUTED:
   Income (loss) per share - before
         extraordinary charge                $  (0.11)              $    0.12
                                             ========               =========
   Extraordinary charge                      $  (0.20)              $       -
                                             ========               =========
   Net income (loss)                         $  (0.31)              $    0.12
                                             ========               =========

Weighted average common shares
   outstanding                                  2,823                   2,765
                                             ========               =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
                   COMBINED STATEMENT OF CHANGES IN NET ASSETS
                                 (IN THOUSANDS)

                                              COMMON SHARES                  ADDITIONAL
                                    ------------------------------------       PAID-IN           ACCUMULATED        SHAREHOLDERS'
                                        NUMBER              AMOUNT             CAPITAL        EARNINGS (DEFICIT)       EQUITY
                                    ------------------------------------   --------------  ----------------------  --------------
Horizon Group Properties, Inc.
Shareholders' Equity
--------------------
Balance, June 15, 1998                  2,739             $   27             $  32,750          $       -            $  32,777

Units exchanged for common shares          43                  1                   518                  -                  519
Net income                                  -                  -                     -                318                  318
                                      -------             ------             ---------          ---------            ---------

Balance, December 31, 1998              2,782              $  28               $33,268          $     318            $  33,614


Units exchanged for common shares          63                  1                   788                  -                  789
Net loss                                    -                  -                     -               (875)                (875)
                                      -------             ------             ---------          ---------            ---------

Balance, December 31, 1999              2,845             $   29             $  34,056              $(557)           $  33,528
                                        =====             ======             =========              =====            =========


                    Net Assets of Predecessor Properties
                    ------------------------------------
                    Net assets at January 1, 1997                                  $  107,360
                       Net distributions to Horizon                                   (13,094)
                       Net loss                                                       (11,104)
                                                                                   ----------

                    Net assets at December 31, 1997                                    83,162
                       Net distributions to Horizon                                    (4,625)
                       Net loss                                                        (3,962)
                                                                                   -----------

                    Net assets at June 14, 1998                                    $   74,575
                                                                                   ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                 HORIZON GROUP PROPERTIES, INC.                     PREDECESSOR PROPERTIES
                                         -------------------   ----------------------   ---------------------   -------------------
                                                                FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED     JUNE 15, 1998 TO         JANUARY 1, 1998 TO     FOR THE YEAR ENDED
                                           DECEMBER 31, 1999     DECEMBER 31, 1998          JUNE 14, 1998         DECEMBER 31, 1997
                                         -------------------   ----------------------    --------------------   -------------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   (875)          $    318                $ (3,962)              $(11,104)
Gain on sale of assets                                 (108)                 -                       -                      -
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
     (Income) loss from joint ventures                  622                 59                    (207)                   113
     Minority interests in net income (loss)            (31)                69                       -                      -
     Extraordinary charge on prepayment of
        debt, net of minority interests of
        $100 for December 31, 1999                      568                  -                       -                    764
     Depreciation                                     4,789              2,387                   4,260                  8,595
     Amortization                                       374                104                     771                  1,127
     Provision for impairment                             -                  -                       -                  6,949
   Changes in assets and liabilities:
     Restricted cash                                    708               (929)                      -                      -
     Tenant accounts receivable                          23               (687)                   (409)                   482
     Investments in and advances to joint
         ventures                                         -                 21                   2,267                  2,507
     Deferred costs and other assets                   (183)            (1,836)                    446                   (644)
     Accounts payable and accrued
         expenses                                      (314)             2,955                  (1,306)                (1,160)
     Other liabilities                                  281                  -                     (47)                (1,089)
     Prepaid rents and other tenant liabilities         819                299                    (366)                  (230)
                                                   --------           --------                --------               --------
Net cash provided by operating activities             6,673              2,760                   1,447                  6,310
                                                   --------           --------                --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for building and
     improvements                                    (3,812)            (2,455)                 (1,703)               (11,244)
   Proceeds from sale of real estate                  2,980                  -                       -                      -
                                                   --------           --------                --------               --------
Net cash used in investing activities                  (832)            (2,455)                 (1,703)               (11,244)
                                                   --------           --------                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net distributions                                      -                  -                  (4,625)               (13,094)
   Principal payments on mortgages and
     other debt                                     (52,861)            (2,961)                      -                      -
   Proceeds from borrowings                          50,655              2,200                       -                      -
   Proceeds from net increase in debt                     -                  -                   5,090                 17,910
   Debt issue costs                                    (858)                 -                    (140)                  (664)
   Prepayment penalty                                  (508)                 -                       -                      -
                                                   --------           --------                --------               --------
Net cash provided by (used in)
   financing activities                              (3,572)              (761)                    325                  4,152
                                                   --------           --------                --------               --------

Net increase (decrease) in cash and
   cash equivalents                                   2,269               (456)                     69                   (782)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                2,686              3,142                   3,729                  4,511
                                                   --------           --------                --------               --------
   End of period                                   $  4,955           $  2,686                $  3,798               $  3,729
                                                   ========           ========                ========               ========

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner. As of December 31, 1999, HGP owns approximately 83.9% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

The Merger was accounted for under the purchase method of accounting under which contributed assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the Merger. The consolidated financial statements include the accounts of the Company's subsidiary, HGP LP and other wholly owned subsidiaries. The Company accounts for its investments in and advances to two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statements of operations include the Company's share of the net income or loss from joint ventures.

Immediately after the Merger, the Company acquired the two properties listed below for total consideration of $26,015,000. Each property was purchased from an affiliate of Prime.

       Nebraska Crossing Factory Stores in Gretna, Nebraska
       Indiana Factory Shops in Daleville, Indiana

                         HORIZON GROUP PROPERTIES, INC.

The following summarizes the assets, liabilities and equity contributed to and assumed by the Company pursuant to the Contribution Agreement including the acquisition of the two centers from Prime as of June 15, 1998. The amounts presented include purchase accounting adjustments made to the original preliminary estimates during 1999. The net effect of these adjustments was a $1,362,000 decrease in real estate, a $980,000 increase in other assets, and a $382,000 decrease in other liabilities.


                                                             (IN THOUSANDS)
             Real estate                                          $141,158
             Other assets                                           21,258
                                                                ----------
                                                                  $162,416
                                                                ----------
                                                                ----------

             Mortgages and other debt                             $115,514
             Other liabilities                                       6,337
             Minority interests                                      7,763
             Shareholders' equity                                   32,802
                                                                ----------
                                                                  $162,416
                                                                ----------
                                                                ----------

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

Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Factory Outlet Center, and MG Long Island Limited Partnership, which owned vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 10).

On October 6, 1999, the Company sold six acres of land in Muskegon, Michigan to CBL & Associates Properties, Inc. ("CBL") and was reimbursed for prior development efforts. The Company received $600,000 in cash and a $520,000 note. This note is non-interest bearing and is due at the earlier of (i) CBL's construction of a regional mall with three anchor tenants or (ii) two years. No gain or loss was recognized on this sale.

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

REAL ESTATE AND DEPRECIATION

The carrying values of the Predecessor Properties for the periods prior to the Merger are stated at Horizon's historic cost, less accumulated depreciation. For the periods subsequent to the Merger, the Predecessor Properties are stated on the books of the Company at fair value as of June 15, 1998, the date the Predecessor Properties were contributed to the Company, less accumulated depreciation. The two centers purchased from an affiliate of Prime are stated at their purchase prices less accumulated depreciation. Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.

At December 31, 1999 and 1998, the Company had an aggregate cost basis of $237.2 million and $247.6 million, respectively, in its real estate assets for federal income tax purposes. Amounts included under buildings and improvements on the consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:


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

During the year ended December 31, 1997, events and circumstances occurred which required a charge of $6.9 million for the impairment of assets related to the Predecessor Properties (see Note 5).

Periodically, in the course of reviewing the performance of its portfolio, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of December 31, 1998, the Algodones, New Mexico outlet center was vacant and classified as held for sale. On December 28, 1999, the center was sold and a gain on sale of $82,000 was realized and has been included in the statement of operations as a component of other income.

CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 9) and includes $1.1 million in capital improvement reserves, $1.4 million in real estate tax, insurance and ground lease escrows, and $1.3 million for debt service and operating expenses at December 31, 1999.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Prior to September 1, 1999, the Company owned a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited Partnership, which partnerships own the Bellport Outlet Center. The Company also owned a 95% interest in MG Long Island Limited Partnership which owns 14 acres of raw land. Such interests were recorded at fair value upon formation of the Company based on the estimated fair value of the Company's interests in the underlying real estate. The Company accounted for its investments in MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership (in consideration of its priority return position) under the equity method of accounting reflecting the Company's attributable share of income and loss in the statements of operations. On September 1, 1999, the Company transferred its interests in these partnerships to Prime (see Note 10). No gain or loss was recognized on this transfer.

DEFERRED COSTS

Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's debt and the debt allocated to the Predecessor Properties from Horizon approximate their fair values. The fair value of the Company's long-term debt and the debt allocated to the Predecessor Properties from Horizon is estimated using a discounted cash flow analysis, based on the incremental borrowing rates for similar types of borrowing arrangements. The carrying value of cash and cash equivalents, receivables and payables approximate their fair values due to their short-term nature.

NET DISTRIBUTIONS

Net distributions, as reflected on the Predecessor Properties financial statements are the net amounts advanced from and repaid to Horizon. Excess cash flows have been reflected as being distributed back to Horizon.

INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders receives a deduction for such dividends for federal income tax purposes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on the taxable loss generated since the Merger, the Company is not obligated to make any dividend distributions to qualify as a REIT.

Horizon elected to be taxed as a REIT commencing with the taxable year ending December 31, 1994. As a REIT, Horizon was not taxed on income since it distributed its REIT taxable income to its shareholders and satisfied certain other requirements as defined in the Code. Accordingly, neither the consolidated nor the combined financial statements include any federal income tax expense.

MINORITY INTERESTS

Minority interests represent the interests of unitholders of HGP LP. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 16.1% at December 31, 1999. During the year ended December 31, 1999, 63,023 units were converted into shares of common stock.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the term of the respective lease. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $437,000 and $169,000, as of December 31, 1999 and 1998, respectively, which are expected to be collected over the remaining life of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year.

Total tenant accounts receivable are reflected net of reserves of $748,000 and $427,000 as of December 31, 1999 and 1998, respectively. The provision for doubtful accounts was $448,000 and $93,000 for the year ended December 31, 1999 and for the period from June 15, 1998 to December 31, 1998, respectively.

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


                                                             (IN THOUSANDS)
                  2000                                          $17,729
                  2001                                           14,038
                  2002                                           10,052
                  2003                                            7,296
                  2004                                            5,557
                  Thereafter                                     19,082

The above scheduled rentals are subject to the usual business risks associated with collection.

The Company is the lessee under a land lease for one of the outlet centers under an operating lease agreement expiring in the year 2056. At December 31, 1999, minimum cash rental commitments to the expiration date were $31 million, of which $0.5 million is due in each of the next five years, adjusted biannually for changes in the Consumer Price Index. Land lease expense for the year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998 was $547,000 and $293,000, respectively.

In 1997 the Company leased the outlet center in Algodones, New Mexico, in its entirety. The Company reported $4.0 million of rental revenue related to this lease in 1997. This agreement gave the lessee the right to relocate the tenants. At December 31, 1997 and 1998, the center was vacant and classified as held for sale. On December 28, 1999, the center was sold and a gain on sale of $82,000 was realized and has been included in the statement of operations as a component of other income.

NOTE 4 - SUMMARIZED FINANCIAL INFORMATION

Historical condensed combined financial information of the joint ventures which own the Bellport Outlet Center in Bellport, New York, in which the Company held interests prior to September 1, 1999 (see Note 10), is summarized as follows:


                                                                      FOR THE EIGHT MONTHS     FOR THE YEAR ENDED
                                                                     ENDED AUGUST 31, 1999     DECEMBER 31, 1998
                                                                    ------------------------  --------------------
                                                                                     (IN THOUSANDS)
                            Total revenue                             $     2,711                  $  4,551

                            Net loss                                       (1,317)                   (1,292)

                            Total assets                                   30,672                    31,613

                            Total liabilities                              33,275                    32,899

NOTE 5 - IMPAIRMENT

In 1997, Horizon entered into an agreement, subject to certain contingencies, to sell four outlet centers. Results of operations in 1997 for the Predecessor Properties include a charge for asset impairment of $6.0 million to reduce the carrying value of these outlet centers to their estimated sales value, less cost to dispose. In the fourth quarter of 1997, the agreement to sell the four centers was terminated. It was subsequently decided to pursue the sale of only one of the properties, the Algodones, New Mexico center, which was classified as held for sale as of December 31, 1998 and sold in December of 1999. The remaining outlet centers were reclassified to real estate assets at their fair values (as of the date of the decision not to sell) in the combined financial statements of the Predecessor Properties. The results of operations for 1997 also include an impairment charge of $0.9 million for development projects that were not pursued.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                                    FOR THE PERIOD FROM
                                                                            FOR THE YEAR ENDED        JUNE 15, 1998 TO
                                                                             DECEMBER 31, 1999       DECEMBER 31, 1998
                                                                            ------------------      -------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
           NUMERATOR:
           Income (loss) before extraordinary charge                               $    (307)                $    318
           Extraordinary charge - net                                                   (568)                       -
                                                                                  ----------              -----------
           Net income (loss)                                                       $    (875)                $    318
                                                                                   =========                 ========


           DENOMINATOR:
           Weighted average common shares outstanding                                  2,823                    2,765
                                                                                   =========                 ========

           PER SHARE - BASIC AND DILUTED:
              Income (loss) before extraordinary charge                            $   (0.11)               $     .12
              Extraordinary charge                                                     (0.20)                       -
                                                                                  ----------             ------------

           Net income (loss)                                                       $   (0.31)               $     .12
                                                                                   =========                =========

Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effects of such items were anti-dilutive for the periods presented.

NOTE 7 - LONG TERM STOCK INCENTIVE PLAN

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan.

The fair value of options granted for the purpose of presenting pro forma information, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), has been estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                                                   FOR THE PERIOD FROM
                                                                            FOR THE YEAR ENDED      JUNE 15, 1998 TO
                                                                            DECEMBER 31, 1999       DECEMBER 31, 1998
                                                                          ----------------------  ---------------------
              Expected dividend yield                                             0.00%                   0.00%
              Expected stock price volatility                                     1.086                   .593
              Risk free interest rate                                             6.44%                   5.22%
              Expected life of options                                           10 years               10 years

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

Net income (loss) and net income (loss) per share (basic and diluted) for the year ended December 31, 1999 and for the period from June 15, 1998 to December 31, 1998, computed on a pro forma basis under requirements of SFAS 123 equals $(989,000) and $(.35) and $255,000 and $.09, respectively.

Options granted, exercised and canceled under the Long-term Stock Incentive Plan are summarized below:


                                                                                                     FOR THE PERIOD FROM
                                                                      FOR THE YEAR ENDED               JUNE 15, 1998 TO
                                                                       DECEMBER 31, 1999               DECEMBER 31, 1998
                                                             ---------------------------------  --------------------------------
                                                                   SHARES           PRICE               SHARES           PRICE
                                                             ---------------------------------  --------------------------------
Outstanding, beginning of the period                         313,000          $5.00 - $6.49                -                  -
Granted                                                       30,000          $   5.00               313,000      $5.00 - $6.49
Exercised                                                          -               -                       -                  -
Canceled                                                      60,000          $   6.49                     -                  -
                                                             -------          -------------          -------      -------------
Outstanding, End of the Period                               283,000          $5.00 - $6.49          313,000      $5.00 - $6.49
                                                             ========                                =======

The following table represents the weighted average per share price option information:


                                                                                                  FOR THE PERIOD FROM
                                                                          FOR THE YEAR ENDED        JUNE 15, 1998 TO
                                                                           DECEMBER 31, 1999        DECEMBER 31, 1998
                                                                          ------------------      --------------------


          Weighted average fair value of options granted                         $3.36                     $4.64
          Weighted average fair value of options canceled                         4.77                        -
          Weighted average exercise price on grant date                           5.00                      6.39

The weighted average exercise price for options outstanding at December 31, 1999 and 1998 was $6.22 and $6.39, respectively. The weighted average contractual life of options outstanding at December 31, 1999 and 1998 was 8.6 years and 9.5 years, respectively.

NOTE 8 - COMMITMENTS

The Company has outstanding commitments for capital expenditures on leases signed at December 31, 1999 in the amount of $825,000 for tenant allowances, $460,000 for construction costs and $50,000 for brokerage commissions. These costs are expected to be paid during 2000 and a portion will be reimbursed from the capital improvement escrow (see Note 2).

NOTE 9 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108.2 million. The outstanding balance equaled $57.1 million and $105.4 million as of December 31, 1999 and 1998, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 8.36% and 7.45% as of December 31, 1999 and 1998, respectively. The HGP Credit Facility was cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center at December 31, 1999. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

The HGP Credit Facility contains a contingent repayment penalty equal to 1% of amounts repaid during the first loan year and 2% of amounts repaid thereafter through the stated maturity date. Such penalty is not payable in the event the Company refinances the HGP Credit Facility with Nomura. The Company sought long-term financing from Nomura, but was unable to secure such financing. Accordingly, the Company incurred a 1% penalty in connection with the prepayment of $46.8 million, as described above. This penalty was an amount negotiated with Nomura and was recognized as a component of the extraordinary charge on prepayment of debt in 1999. The repayment penalty and other fees paid to Nomura totaled $508,000. The Company also expensed the unamortized balance of the financing costs associated with this debt totaling $160,000. The extraordinary charge on prepayment of debt on the Company's statements of operations includes these costs, net of $100,000 of minority interests. Although the Company currently intends to seek long-term financing from Nomura for the remainder of the HGP Credit Facility on or before its maturity, there can be no assurance that Nomura will provide such financing.
The Company is recognizing estimated potential repayment fees related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the HGP Credit Facility beginning July 1, 1999.

On July 9, 1999, the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York (the "JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $46.4 million at December 31, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009, and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.7 million on December 31, 1999 and $3.0 million on December 31, 1998. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 8.45% and 7.8% at December 31, 1999 and 1998, respectively. The corporate office equipment and fixture loan matures in December 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. The effective rate was 8.5% and 7.8% at December 31, 1999 and 1998, respectively. The consent of the lender was required in connection with the transfer of the property to the Company in the Merger. The Company is currently seeking such consent but as of February 16, 2000, such consent has not been obtained. The Company can give no assurances that it will be able to obtain the above mentioned consent. Any such failure to obtain such consent could have a material adverse effect upon the Company. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of this uncertainty.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan as part of the consideration from the transfer of its interests in the Bellport Outlet Center (see Note 10). This land is subject to land contracts with a total balance of $776,000 as of December 31, 1999. The interest rates vary from 6.9% to 10.0%. Monthly debt service payments total $6,000 through May 2000 and $1,000 from that time through June 2001 with balloon payments due on these two dates of $646,000 and $125,000, respectively.

The Company also had a $4.0 million revolving credit facility that matured April 30, 1999 and required monthly interest payments calculated at the lender's prime rate. In January 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 30, 1999, loaned the Company an additional $3.0 million to repay this credit facility in full, all at an interest rate of 10.0% (the "Prime Loan"), pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). This loan was repaid on September 1, 1999 in connection with the transfer of the Company's interests in the Bellport, New York center to Prime (see Note 10).

In connection with the Merger, Prime Retail became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of December 31, 1999, the components of such indebtedness included (1) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan (with a principal balance of $2.7 million on December 31, 1999 and $3.0 million as of December 31, 1998), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The terms of the Working Capital Agreement require the Company to repay any outstanding balance on the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee agreement. The Company has indemnified Prime Retail for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees, which has been prepaid through June 2000.

Cash paid for interest for the year ended December 31, 1999 was $9.3 million and for the period from June 15, 1998 to December 31, 1998 was $4.4 million. Cash paid for interest was $6.0 million for the period from January 1, 1998 to June 14, 1998. For the year ended December 31, 1997, cash paid for interest was $11.9 million. Capitalized interest was $0.9 million for the year ended December 31, 1997. The weighted average rate of interest was 7.5% for the year ended December 31, 1999, was 7.8% for the period from June 15,

1998 to December 31, 1998, was 8.8% for the period from January 1, 1998 to June 14, 1998, and was 9.6% for the year ended December 31, 1997.

Mortgages and other debt, as of December 31, 1999 and 1998, consists of the following (in thousands):


                                                                               1999                1998
                                                                          ------------        -----------
                 Mortgage notes payable                                       $106,219           $108,330
                 Revolving credit facilities                                         -              4,000
                 Land contracts and other                                          909              2,422
                                                                          ------------        -----------
                                                                              $107,128           $114,752
                                                                          ============        ===========

Debt maturities subsequent to 1999 are as follows (in thousands):


                 2000                                                                   $    3,146
                 2001                                                                       56,140
                 2002                                                                        3,129
                 2003                                                                          685
                 2004                                                                          735
                 Thereafter                                                                 43,293
                                                                                        ----------
                                                                                          $107,128
                                                                                        ==========

Debt allocated to the Predecessor Properties as of December 31, 1997, reflects an allocation of debt from Horizon that is based upon the proportionate use of debt proceeds used by the Predecessor Properties for development and expansion compared to Horizon's total portfolio which resulted in an allocation of 23.5% of Horizon's debt to the Predecessor Properties as of December 31, 1997.

An extraordinary charge resulting from the early retirement of debt was allocated from Horizon to the Predecessor Properties based upon the aforementioned debt allocation methodology and equaled $0.8 million for the year ended December 31, 1997.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998, the Company paid premiums totaling approximately $666,000 and $457,000, respectively, on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998, the Company incurred rent expense of approximately $121,000 and $65,000, respectively.

Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments related to the PVH Agreement, but the Company was obligated to pay $2,334,000 to Prime for payments relating to the PVH Agreement. This amount was paid in connection with the transfer of the Company's interests in the Bellport Outlet Center and the settlement of the Working Capital Agreement discussed below.

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provided that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. At the date of the Merger Prime transferred $3.0 million to the Company as a partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the transfer of its interests in the joint ventures related to the outlet center in Bellport, New York (see Note 1). The consideration for the transfer of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan subject to $800,000 of land contract payments. No gain or loss was recognized in conjunction with the settlement of the Working Capital Agreement.

The proceeds from the settlement of the Working Capital Agreement and the transfer of the Bellport interests were used to repay $9.3 million of current and future obligations owed by the Company to Prime. These obligations included (i) $2.2 million which the Company had borrowed from Prime to make principal repayments on the Nomura facility, (ii) $4.0 million which the Company had borrowed from Prime to repay a credit facility assumed in the Merger, (iii) $2.3 million related to the PVH Agreement, and (iv) $800,000 related to the guarantee fee associated with Prime's guarantee of certain of the Company's debt obligations (see Note 9). The Company also received $230,000 in cash.

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

NOTE 12 - PRO FORMA INFORMATION

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


                                                                       YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                      1998               1997
                                                                ---------------     ---------------
                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
                Total revenue                                        $32,963            $37,230

                Income before extraordinary items
                   and minority interests                              2,084              6,253

                Net income                                             1,689              5,051

                Net income per share                                    0.62               1.82

NOTE 13 - NON-CASH INVESTING AND FINANCING ACTIVITIES

The transfer of the Bellport interests and the settlement of the Working Capital Agreement, as discussed in Note 10, resulted in non-cash operating activities of $1.0 million, investing activities of $7.1 million and financing activities of $8.1 million.

Supplemental disclosures of non-cash investing and financing activities are as follows:


                                                                                              1997
                                                                                         --------------
                   Reclassification  of  assets  held  for  sale to real  estate assets      $6,458
                   Reclassification  of real  estate  assets to assets  held for sale         2,638

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

The Company operates thirteen shopping centers located in ten states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment.

The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding gains (or losses) from debt restructuring and sales of property or other non-recurring items, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income computed under generally accepted accounting principles. A reconciliation of income (loss) before minority interests and extraordinary charge to diluted FFO is as follows:


                                                   HORIZON GROUP PROPERTIES, INC.                  PREDECESSOR PROPERTIES
                                             -------------------------------------------  ----------------------------------------
                                                                    FOR THE PERIOD FROM    FOR THE PERIOD FROM
                                             FOR THE YEAR ENDED    JUNE 15, 1998 TO       JANUARY 1, 1998 TO    FOR THE YEAR ENDED
                                              DECEMBER 31, 1999     DECEMBER 31, 1998         JUNE 14, 1998      DECEMBER 31, 1997
                                             ------------------    ---------------------  ----------------------------------------
    Income (loss) before minority interests
    and extraordinary charge                        $     (338)          $      387          $   (3,962)          $  (10,340)
    FFO ADJUSTMENTS:
       Depreciation and amortization (1)                 5,652                2,667               4,543                8,414
       Provision for impairment                              -                    -                   -                6,949
       Non-recurring merger expense (2)                    333                    -                   -                    -
       Non-recurring debt restructuring
            costs (3)                                      190                    -                   -                    -
                                                    ----------           ----------          ----------           ----------
         Total FFO adjustments                           6,175                2,667               4,543               15,363
                                                    ----------           ----------          ----------           ----------

    FFO                                             $    5,837           $    3,054          $      581           $    5,023
                                                    ==========           ==========          ==========           ==========

NOTES:

(1) Includes depreciation of the operating real estate and allocated amounts relating to the joint venture investments accounted for under the equity method.

(2) Includes costs incurred in connection with the pursuit of an unsuccessful merger transaction.

(3) Includes unsuccessful debt restructuring investigatory costs incurred in evaluating financing alternatives.

For periods beginning on or after January 1, 2000, the definition of FFO has been changed to eliminate the adjustment for non-recurring items that are not considered extraordinary items under generally accepted accounting principles. Under this new definition, the FFO for the year ended December 31, 1999 would have been $5,314,000.

Phillips Van Heusen Corp. ("PVH") is the only tenant from which the Company derived more than 10% of its total revenues for the period June 15, 1998 to December 31, 1998. PVH represented 11.1% of total revenues for that period. During the year ended December 31, 1999 no single tenant provided more than 10% of the Company's total revenues.

NOTE 15 - OTHER MATTERS

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value including, but not limited to, the sale or other disposition of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities. There can be no assurance that a transaction will result involving the Company.


                         HORIZON GROUP PROPERTIES, INC.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                                                                    COSTS CAPITALIZED
                                                                      SUBSEQUENT TO
                                                                  INITIAL DEVELOPMENT OR
                                       INITIAL COST TO COMPANY         ACQUISITION
                                       -----------------------    ----------------------
                                                 BUILDINGS AND             BUILDINGS AND
                ENCUMBRANCE(1)         LAND      IMPROVEMENTS      LAND    IMPROVEMENTS
                -----------       -----------    -------------    ------   --------------
Dry Ridge       $  2,356,500     $  1,014,300    $  3,132,300      $ -     $   190,800

Holland            2,071,200          630,100       4,467,800        -         482,700

Laughlin          16,672,200            8,100      20,366,800        -         418,600

Medford           10,179,100          241,600      11,045,900        -       1,049,800

Monroe             3,982,600          437,000       8,610,100        -       1,313,500

Lakeshore          8,746,900          653,500       9,736,000        -         564,600

Sealy             11,059,400          489,400      12,308,300        -          44,600

Somerset           2,638,800          622,600       6,415,000        -         286,600

Traverse City      5,179,000          898,600       4,606,700        -         351,300

Tulare             9,285,500        1,282,200       7,916,700        -         858,100

Warrenton         13,049,100        1,264,000      13,265,100        -         249,000

Daleville         10,829,000          147,200      14,271,700        -          37,000

Gretna             7,447,600        1,268,700       9,849,700        -         282,900

Miscellaneous/     3,631,300        4,136,600       3,276,400        -          80,500
Corporate        -----------      -----------     -----------     ----       ---------
Office(2)

Total           $107,128,200     $ 13,093,900    $129,268,500      $ -     $ 6,210,000
=====           ============     ============    ============     ====     ===========



                          GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                  --------------------------------------------------------------------------------------
                                BUILDINGS AND                      ACCUMULATED      DATE OF        DATE
                   LAND          IMPROVEMENTS        TOTAL        DEPRECIATION   CONSTRUCTION   ACQUIRED
                  ----------    -------------       -------       ------------   ------------   --------
Dry Ridge        $ 1,014,300      $3,323,100      $4,337,400        $186,800         1991           1998

Holland              630,100       4,950,500       5,580,600         308,900         1988           1998

Laughlin               8,100      20,785,400      20,793,500       1,037,300         1996           1998

Medford              241,600      12,095,700      12,337,300         580,600         1991           1998

Monroe               437,000       9,923,600      10,360,600         600,400         1987           1998

Lakeshore            653,500      10,300,600      10,954,100         501,300         1995           1998

Sealy                489,400      12,352,900      12,842,300         621,800         1995           1998

Somerset             622,600       6,701,600       7,324,200         335,300         1990           1998

Traverse City        898,600       4,958,000       5,856,600         249,300         1990           1998

Tulare             1,282,200       8,774,800      10,057,000         434,800         1995           1998

Warrenton          1,264,000      13,514,100      14,778,100         681,200         1993           1998

Daleville            147,200      14,308,700      14,455,900         701,800         1994           1998

Gretna             1,268,700      10,132,600      11,401,300         500,600         1993           1998

Miscellaneous/     4,136,600       3,356,900       7,493,500         413,900         1995           1998
Corporate        -----------     -----------    ------------       ---------
Office(2)

TOTAL            $13,093,900    $135,478,500    $148,572,400      $7,154,000
=====            ============   =============   =============     ===========


Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:

                  Buildings and improvements         31.5 years
                  Tenant improvements                10 years or lease term,
                                                     if less

(1) All properties except the Corporate Office are collateral for borrowings of $57.1 million from Nomura Asset Capital Corporation or $46.4 million from Morgan Guaranty Trust Company of New York at December 31, 1999. For the Nomura loan, the amounts shown represent allocated loan amounts for each property pursuant to the loan agreement with Nomura. For the JP Morgan loans, the amounts represent individual property loan balances.

(2) Includes $706,000 of cost and $282,000 of accumulated depreciation for furniture and equipment for the corporate office, as well as raw land in Muskegon, Michigan of $1.8 million.

The aggregate gross cost of property included above for federal income tax purposes is approximately $237.2 million as of December 31, 1999. The purchase accounting values listed in the "Initial Cost to Company" columns reflect final purchase accounting entries recorded in 1999.

                         HORIZON GROUP PROPERTIES, INC.

                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1999

1.   RECONCILIATION OF REAL ESTATE PROPERTIES:

The following table reconciles the real estate for the period from June 15, 1998 to December 31, 1999:

                                                                                   FOR THE PERIOD FROM
                                                                 YEAR ENDED          JUNE 15, 1998 TO
                                                              DECEMBER 31, 1999     DECEMBER 31, 1998
                                                              -----------------    ------------------

           Balance, beginning of period                         $144,975,400           $142,520,300
              Additions during period
                Improvements of existing properties                5,099,500  (A)         2,455,100
             Final purchase allocations, net                      (1,362,000)                     -
             Retirements during period                              (140,500)                     -
                                                             ----------------         -------------
           Balance, end of period                               $148,572,400           $144,975,400
                                                             ================         =============


(A) The additions during the period include $1,287,500 of land and improvements that were acquired in the transfer of the Bellport interests (see Note 10 to the consolidated and combined financial statements).

The following table reconciles the accumulated depreciation from June 15, 1998 to December 31, 1999:


                                                                        FOR THE PERIOD FROM
                                                       YEAR ENDED         JUNE 15, 1998 TO
                                                    DECEMBER 31, 1999     DECEMBER 31, 1998
                                                    -----------------   -------------------

        Balance, beginning of period                  $ 2,387,100         $         -
           Additions during period
             Depreciation                               4,789,400           2,387,100
          Retirements during period                       (22,500)                  -
                                                      -----------         -----------
        Balance, end of period                        $ 7,154,000         $ 2,387,100
                                                      ===========         ===========

                      ITEM 9 - CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                                      None

                                    PART III

                        ITEM 10 - DIRECTORS AND EXECUTIVE
                             OFFICERS OF THE COMPANY

                               EXECUTIVE OFFICERS

The following table sets forth the names, positions and, as of December 31, 1999, ages of the executive officers of the Company:



NAME                                POSITION                                                      AGE
----                                --------                                                      ---

Gary J. Skoien                      Chairman of the Board, President,                             45
                                    Chief Executive Officer

David R. Tinkham                    Senior Vice President, Chief Financial Officer                44

Richard A. Berman                   Senior Vice President, General Counsel, Secretary             48

John R. Terrell (1)                 Senior Vice President of Development and Operations           49

Andrew F. Pelmoter                  Senior Vice President of Leasing                              37

Thomas A. Rumptz                    Senior Vice President of Real Estate                          39

Susan M. Crusoe                     Senior Vice President of Marketing                            42


(1)      Mr. Terrell resigned effective January 1, 2000.

GARY J. SKOIEN. Gary J. Skoien has served as Chairman of the Board, President, Chief Executive Officer and a Director since June 1998. Mr. Skoien also serves, and has served since 1994, as Executive Vice President and Chief Operating Officer of The Prime Group, Inc. ("PGI") where he is responsible for managing the land development division and corporate management functions. Prior to this role, Mr. Skoien served as Senior Vice President and Chief Operating Officer of the Retail Division of PGI (currently Prime Retail, Inc.) from 1992 to 1993. In this role, he oversaw strategic planning, development and management of the rapidly growing division. He oversaw the development of nearly one million square feet of factory outlet shopping centers. From 1983 to 1991, Mr. Skoien was the Executive Director of The Illinois Capital Development Board and from 1980 to 1983, Mr. Skoien was an Assistant to Illinois Governor James R. Thompson. Mr. Skoien is on the Boards of Directors of the Chicagoland Chamber of Commerce and the Civic Federation. Mr. Skoien received his A.B. CUM LAUDE from Colgate University and received his Master of Public Policy from the University of Michigan.

DAVID R. TINKHAM. David R. Tinkham has served as Chief Financial Officer since June 1998. For fifteen years prior to his employment with HGP, Mr. Tinkham was responsible for capital markets access, treasury, accounting, tax, insurance, investor relations, information technology and SEC compliance at The Chicago Dock and Canal Trust where he served as Chief Financial Officer. Prior to joining The Chicago Dock and Canal Trust, Mr. Tinkham was a Senior Tax Accountant at Arthur Andersen & Co. Mr. Tinkham received his Masters of Management degree from Northwestern University and a Bachelors of Business Administration in Accounting from The University of Michigan. Mr. Tinkham is a member of the American Institute of Certified Public Accountants, Economic Club of Chicago, and the Realty Club of Chicago and an associate member of the Urban Land Institute and NAREIT.

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

ANDREW F PELMOTER. Mr. Pelmoter has served as Senior Vice President of Leasing since February 1999. Prior to his employment with HGP, Mr. Pelmoter was Director of Leasing for Horizon from 1997 to 1998. Prior to joining HGP, Mr. Pelmoter was employed for 11 years with Mills Corporation, where he held numerous positions, including Director of Leasing, Director of Lease Administration, and Senior Leasing Executive. Mr. Pelmoter graduated from the University of Delaware with a Bachelor's Degree in Business Administration.

THOMAS A. RUMPTZ. Thomas Rumptz has served as Senior Vice President of Real Estate since June 1998. Mr. Rumptz's responsibilities with HGP include evaluating new projects for acquisitions, handling dispositions of excess real estate, and managing all joint venture relationships on behalf of the Company. He is also responsible for overseeing property operations. For eight years prior to his employment at HGP, Mr. Rumptz worked for the predecessor company, Horizon Group, Inc., where he held many different positions including Controller, Vice President of Finance, and most recently, Vice President of Real Estate. Prior to working for Horizon Group, Inc., Mr. Rumptz served as Manager of Investment Real Estate for Foremost Insurance. Mr. Rumptz received his MBA from Grand Valley State University and a Bachelor of Business Administration from the University of Michigan.

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

BOARD OF DIRECTORS

The following table sets forth the names, term, principal occupations and, as of December 31, 1999, ages of the Board of Directors of the Company.

                                                                              PRINCIPAL OCCUPATION, NAME OF ORGANIZATION,
NAME                                     TERM AS DIRECTOR EXPIRES      AGE    AND OFFICES AND POSITIONS WITH THE COMPANY
----                                     ------------------------      ---    ------------------------------------------


Gary J. Skoien                                     2001                 45    Chairman of the Board, President, and Chief Executive
                                                                              Officer of the Company, Director of the Company

Michael W. Reschke                                 2001                 44    Chairman of the Board, Chief Executive Officer and
                                                                              President of Prime Group, Inc., Director of the
                                                                              Company

Norman Perlmutter (1)                              2000                 65    Chairman of the Board of Heitman Financial Ltd.,
                                                                              Director of the Company

Margaret A. Gilliam                                2002                 60    President of Gilliam & Co., Director of the Company

E. Thomas Thilman                                  2002                 58    Partner of Thilman & Filippini, Director of the
                                                                              Company

(1) Mr. Perlmutter resigned from the Board of Directors effective February 29, 2000.

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

The Board of Directors held seven meetings during the year ended December 31, 1999. All directors attended at least 75% of the meetings of the Board and committee meetings on which they served. The Company has two standing committees of the Board of Directors, the Audit Committee and the Compensation Committee, which are described further below.

AUDIT COMMITTEE

The Audit Committee, which consists of Ms. Gilliam, Mr. Perlmutter (up to and including February 29, 2000, the date of his resignation), and Mr. Thilman, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews any recommendations made by the Company's auditors regarding the Company's accounting methods and the adequacy of its system of internal control and reviews any related party transactions. The Audit Committee held one meeting during the year ended December 31, 1999.

COMPENSATION COMMITTEE

The Compensation Committee, which consists of Ms. Gilliam, Mr. Reschke, and Mr. Thilman, determines the compensation paid to executives of the Company, grants employee stock options and makes other determinations regarding the administration of employee stock option plans, approves management incentive (bonus and long-term) plans and determines the standards of performance for incentive payments. The Compensation Committee held three meetings during the year ended December 31, 1999.

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

                        ITEM 11 - EXECUTIVE COMPENSATION

The following table shows the compensation of the Company's five most highly compensated executive officers, including the Chief Executive Officer, during the year ended December 31, 1999 (the "Named Officers").


                                           ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                               ------------------------------------------  -------------------------------------------------------
                                                                                     AWARDS                       PAYOUTS
                                                                           --------------------------    -------------------------
                                                               OTHER       RESTRICTED      SECURITIES
       NAME AND                                                ANNUAL        STOCK         UNDERLYING      LTIP        ALL OTHER
  PRINCIPAL POSITION     YEAR   SALARY (1)       BONUS      COMPENSATION     AWARD       STOCK OPTIONS    PAYOUTS     COMPENSATION
  ------------------     ----   ----------      --------    ------------   ----------    -------------    -------     ------------
Gary J. Skoien           1999   $ 227,290       $112,500        $5,000         -              -             -             -
Chief Executive          1998     123,300         42,000          -            -           90,000           -             -
Officer

David R. Tinkham         1999     145,500         72,500         1,900         -              -             -             -
Chief Financial          1998      76,700         33,000         1,100         -           35,000           -             -
Officer

Richard A. Berman        1999     146,500         72,500         2,000         -              -             -             -
General Counsel          1998      79,500         27,500          -            -           35,000           -             -

John R. Terrell (2)      1999     151,500         18,000          -            -              -             -             -
Senior Vice President    1998      82,200         22,000          -            -           25,000           -             -

Andrew F Pelmoter        1999     154,000         58,000         3,400         -           30,000           -             -
Senior Vice President    1998      91,500         27,800         1,600         -              -             -             -


NOTES:

(1) 1998 salary amounts represent the salary paid to the Named Officers during the period from June 15, 1998 to December 31, 1998. Annual salaries for the Named Officers for 1998 were $225,000 for Mr. Skoien, $140,000 for
     Mr. Tinkham, $145,000 for Mr. Berman and $150,000 for Mr. Terrell.

(2)  Mr. Terrell resigned effective January 1, 2000.

OPTION GRANTS IN FISCAL 1999 AND 1998

The following table sets forth certain information concerning stock option grants during fiscal 1999 and 1998 for each of the Named Officers.

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED ANNUAL RATES OF STOCK
                                              INDIVIDUAL GRANTS                         PRICE APPRECIATION FOR OPTION TERM (1)
                     ----------------------------------------------------------------   --------------------------------------
                                          PERCENTAGE OF
                         NUMBER OF        TOTAL OPTIONS
                         SECURITIES        GRANTED TO      EXERCISE OR
                     UNDERLYING OPTIONS   EMPLOYEES IN     BASE PRICE     EXPIRATION
NAME                      GRANTED          FISCAL YEAR      ($/SHARE)       DATE                     5%          10%
----                 ------------------ -  ------------    -----------    ----------            --------      --------

1999
----
Andrew F. Pelmoter        30,000             100.0%           $5.00         6/14/09              94,334       239,061

1998
----
Gary J. Skoien            90,000              28.8%           $6.49         6/14/08             367,337       930,905
David R. Tinkham          35,000              11.2%           $6.49         6/14/08             142,853       362,019
Richard A. Berman         35,000              11.2%           $6.49         6/14/08             142,853       362,019
John R. Terrell (2)       25,000               8.0%           $6.49         6/14/08             142,853       362,019


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

(2)  Mr. Terrell resigned effective January 1, 2000.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with Mr. Skoien, Mr. Tinkham and Mr. Berman dated as of June 15, 1998. The employment agreements provide that these individuals will receive minimum cash compensation of $225,000, $140,000 and $145,000, respectively, per annum plus annual performance bonuses determined by the HGP Compensation Committee and other employee benefits. Each of the employment agreements provide for an initial three-year term and automatically extends for one year terms unless either party gives, prior to 120 days before the end of the respective renewal term, written notice of its intention to terminate the agreement. The employment agreements contain non-competition provisions which generally prohibit these executives from directly or indirectly competing with the business of the Company during the term of employment and for a two year period after termination "without good reason" by the employee or for a one year period after termination under other circumstances. If the employment of these individuals is terminated after a "change in control" (as such term is defined in the respective contracts), the individual is entitled to a lump sum payment in an amount equal to two times the annual salary and last performance bonus for Mr. Skoien and the annual salary and last performance bonus for Messrs. Tinkham and Berman. Additionally, Mr. Skoien is permitted to continue certain responsibilities he has with The Prime Group, Inc. The Company has also entered into an agreement with Mr. Pelmoter which provides for contingent bonus payments based on the closing of certain capital transactions and the achievement of certain occupancy levels at the Company's shopping centers. The agreement also provides for severance benefits in the event his employment is terminated prior to December 31, 2000.

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

No executive officer of the Company served as a Director or member of (1) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (2) the Board of Directors or another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or
(3) the compensation
committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1999.

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the year ended December 31, 1999, the Company paid premiums totaling approximately $666,000 on insurance policies placed by Thilman & Filippini.

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

The Company's executive compensation programs consist of the following components:

          - Employment agreements with its most senior executives setting base salary at fixed levels, and containing such other provisions, sufficient to attract and retain employees capable of contributing to the Company's performance objectives with discretionary increases by the Compensation Committee after review at least annually;

          - Incentive bonuses determined by the Board of Directors or the Compensation Committee upon achievement of such corporate and individual performance goals and objectives as may be determined by the Board of Directors or the Compensation Committee, in order to reward executive officers for attaining performance goals;

          - Share options with scheduled vesting periods to align the interests of the executive with those of the Company's shareholders; and

          - Participation in other benefit programs available to employees generally.

The Company has entered into Employment Agreements with its Chairman, President and Chief Executive Officer, its Chief Financial Officer and its General Counsel. The Employment Agreements established the base salaries of such executives for 1998. The annualized base salary of the Chairman, President and Chief Executive Officer for the period from June 15, 1998 to December 31, 1998 was $225,000. The annualized base salary of the Chief Financial Officer for the period from June 15, 1998 to December 31, 1998 was $140,000. The annualized base salary of the General Counsel for the period from June 15, 1998 to December 31, 1998 was $145,000. See "Executive Compensation - Employment Contracts." As provided in the Employment Agreements, annual base salary adjustments will be made by the Compensation Committee based on individual performance reviews as well as other market factors. The Company has also entered into an agreement with Mr. Pelmoter which provides for contingent bonus payments based on the closing of certain capital transactions and the achievement of certain occupancy levels at the Company's shopping centers. The agreement also provides for severance benefits in the event his employment is terminated prior to December 31, 2000.

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

In connection with the Merger, the Company granted share options to the Chairman, President and Chief Executive Officer and certain other executive officers of the Company. The Company determined the number of share options to be granted to each executive officer based upon a comparative analysis of compensation programs for public companies similar to the Company. The Chairman, President and Chief Executive Officer, the Chief Financial Officer and the General Counsel were granted options to purchase 90,000, 35,000, and 35,000 common shares, respectively. The Compensation Committee believes the options granted under the Long-term Stock Incentive Plan and the vesting schedules thereof will continue to align the interests of management with those of the Company's shareholders by emphasizing long-term share ownership and increases in shareholder value. See "Executive Compensation - Option Grants in Fiscal 1999 and 1998."

The Internal Revenue Code of 1986, as amended, limits the ability of a publicly-held corporation such as the Company to deduct compensation for its Chief Executive Officer and the four highest paid officers other than the Chief Executive Officer in excess of $1,000,000 per individual, per year. Performance-based compensation is not counted toward the $1,000,000 limit. It is the Company's policy to take this rule into account in setting the compensation of its affected executives. The Company will not be denied any deduction under Section 162(m) for compensation paid during its taxable year ending December 31, 1999. Based upon proposed Treasury regulations, bonuses payable to the Company's executives under their current employment agreements and compensation attributable to options (both statutory and non-statutory) granted under the Long-term Stock Incentive Plan may be considered as compensation subject to the Section 162(m) limitation. Accordingly, it is possible that in some future year some portion of the compensation to a Company executive will not be tax deductible under Section 162(m). This will depend upon the market price of the Company's shares on the date the non-statutory options are exercised and the number of non-statutory options exercised in any one taxable year.

                                        Margaret A. Gilliam
                                        Michael W. Reschke
                                        E. Thomas Thilman
                                        Members of Compensation Committee
                                        February 16, 2000

PERFORMANCE GRAPH

The following performance graph compares the Company's performance to the Russell 2000 and a peer group of companies engaged in the ownership of factory outlet centers. This group consists of Prime Retail, Inc., Chelsea GCA Realty, Inc., Konover Property Trust, Inc., and Tanger Factory Outlet Centers, Inc. Share price performance is for the period from June 15, 1998 through December 31, 1999. All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of any dividends.

                     6/16/98      12/31/98       12/31/99
                     -------      --------       --------
HGPI                 $100.00      $ 110.71       $  96.43
Russell 2000          100.00         97.26         116.34
Peer Group            100.00         84.94          72.06

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                              OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of February 16, 2000 regarding the beneficial ownership of Common Stock by each Director and Named Officers (as defined herein) of the Company, by all Directors and executive officers of the Company as a group, and by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock. Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person has sole voting and investment power. The number of shares represents the number of shares of Common Stock the person holds or the number of Common Units held by such person which are exchangeable for shares of Common Stock. The extent to which a person holds Common Units as opposed to Common Stock is set forth in the footnotes.

                                                                                                  PERCENTAGE
                                                                            PERCENTAGE           OWNERSHIP OF
                                                 NUMBER OF SHARES/         OWNERSHIP OF          OUTSTANDING
                 NAME AND ADDRESS OF               COMMON UNITS             OUTSTANDING          COMMON STOCK/
                BENEFICIAL OWNER (1)           BENEFICIALLY OWNED (2)     COMMON STOCK (3)      COMMON UNITS (4)
                --------------------           ----------------------     ----------------      ----------------

               Michael W. Reschke (5)                  979,624                 29.75%                28.13%
               77 West Wacker Drive
               Chicago, Illinois  60601

               Howard M. Amster (6)                    269,855                  9.47%                 7.96%
               25812 Fairmont Boulevard
               Beachwood, Ohio  44122

               Maurice A. Halperin (7)                 229,074                  8.04%                 6.76%
               2500 North Military Trail
               Suite 225
               Boca Raton, Florida  33431

               Magten Asset Management Company (8)     218,341                  7.66%                 6.44%
               35 East 21st Street
               New York, New York 10010

               Norman Perlmutter (9)                    64,074                  2.25%                 1.84%

               Margaret A. Gilliam                       3,300                   .12%                  .09%

               E. Thomas Thilman                         8,300                   .29%                  .24%

               Gary J. Skoien                           88,835                  3.09%                 2.55%

               David R. Tinkham                         39,401                  1.38%                 1.13%

               Richard A. Berman                        14,550                   .51%                  .42%

               John R. Terrell (10)                     10,250                   .36%                  .29%

               Andrew F. Pelmoter                        9,900                   .35%                  .28%

               Directors and officers of the         1,229,674                 36.33%                35.31%
               Company as a group (16 persons)
               (11)

NOTES:

(1) All of the Directors and executive officers of the Company may be contacted c/o Horizon Group Properties, Inc., 77 West Wacker Drive, Suite 4200, Chicago, Illinois, 60601.

(2) The beneficial ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission
     (the "Commission") pursuant to certain provisions of the Exchange Act and is subject to confirmation by the Company that such ownership does not violate the ownership restrictions in the Company's Charter. "Beneficial ownership" is defined differently in Rule 13d-3 under the Exchange Act and the Code. The ownership of Common Units reported herein is derived from the transfer records maintained by the transfer agent for Horizon Group Properties, L.P.(the "Operating Partnership") and on information provided by certain limited partners of the Operating Partnership. Information presented includes Common Stock issuable upon exercise of Stock Options which have vested or will vest within 60 days of March 2, 2000 as follows: Mr. Reschke 3,300; Mr. Perlmutter 3,300;
     Ms. Gilliam 3,300; Mr. Thilman 3,300; Mr. Skoien 29,700; Mr. Tinkham 11,550; Mr. Berman 11,550; Mr. Terrell 8,250; and Mr. Pelmoter 9,900.

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

(5) Individual directly owns 8,206 shares of Common Stock and 3,300 shares of Common Stock which Mr. Reschke has the right to acquire upon exercise of certain options granted by the Company. Under the definition of "beneficial ownership" applicable to Exchange Act filings, Mr. Reschke may be deemed to share beneficial ownership of: (1) 527,418 shares of Common Stock and 75,620 Common Units directly owned by Prime Group Limited Partnership, an Illinois limited partnership ("PGLP"), (2) 277,850 Common Units directly owned by Prime Financing Limited Partnership, an Illinois limited partnership ("PFLP"), (3) 42,281 Common Units directly owned by Prime Group II, L.P., an Illinois limited partnership ("PG-II"), (4) 3,081 Common Units directly owned by Prime Group III, L.P., an Illinois limited partnership ("PG-III"), (5) 6,818 Common Units directly owned by Prime Group IV, L.P., an Illinois limited partnership ("PG-IV"), and (6) 35,050 Common Units directly owned by Prime Group V, L.P., and Illinois limited partnership ("PG-V") by virtue of his position as managing general partner of PGLP and his ability to control PFLP, PG-II, PG-III, PG-IV and PG-V.

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

(7) Information presented is based on a Schedule 13D filed with the Securities and Exchange Commission on March 5, 1999 by Maurice A. Halperin ("Halperin"). This Schedule 13D indicates that Halperin directly owns 229,074 shares of Common Stock.

(8) Information presented is based on Schedule 13D filed with the Securities and Exchange Commission on February 16, 1999 by Magten Asset Management Company. This Schedule 13D indicates that Magten Assset Management Company beneficially owned 218,341 shares of Common Stock.

(9) Mr. Perlmutter directly owns 20,056 shares of Common Stock and may be deemed to be the beneficial owner of 40,665 shares of Common Stock directly owned by Cheryl McArthur, his wife, and 53 shares owned by Perlmutter's minor sons. There are also 3,300 shares of Common Stocks that Mr. Perlmutter has the right to acquire upon the exercise of Stock Options granted by the Company. Mr. Perlmutter disclaims beneficial ownership with respect to the 40,665 Common Units owned by his wife and the 53 shares owned by his minor sons. Mr. Perlmutter resigned from the Board of Directors effective February 29, 2000.

(10) Mr. Terrell resigned effective January 1, 2000.

(11) Information presented includes 64,107 shares of Common Stock directly and beneficially owned by Mr. Perlmutter who resigned from the Company's Board of Directors effective February 29, 2000.

SECTION 16(a) - BENEFICIAL OWNERSHIP REPORT COMPLIANCE

The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with in fiscal 1999 with the exception of Form 4s for Mr. Reschke and Prime Group Limited Partnership reporting transactions for the month of August 1999, a Form 4 for Mr. Thilman reporting transactions for the month of September 1999, and a Form 3 for Mr. Pelmoter, all of which were not timely filed.

                       ITEM 13 - CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

PRIME RETAIL, INC. GUARANTEE

Prime Retail, Inc., of which Mr. Reschke is Chairman of the Board and Mr. Perlmutter is a member of the Board (both of whom are also members of the Company's Board), has guaranteed, pursuant to that certain Guaranty dated as of June 15, 1998 (the "Prime Retail Guarantee"), approximately $10.0 million of obligations under a Loan Agreement between Nomura Asset Capital Corporation and certain subsidiaries of the Company (the "Credit Facility"). In connection with the Prime Retail Guarantee, the Company has agreed to pay Prime a fee of $400,000 per annum until Prime is released from its guarantee obligation related to the HGP Credit Facility. The guarantee fee has been prepaid through June 2000.

INSURANCE BROKERAGE WITH THILMAN & FILIPPINI

The Company has an ongoing relationship with respect to insurance brokerage services with Thilman & Filippini, a general partnership in which Mr. Thilman, a Director of the Company, is a general partner. Thilman & Filippini provides insurance brokerage services for the Company in connection with the Company's insurance programs and Thilman & Filippini receives commissions on the sale of such policies and related products. During the year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998, the Company paid premiums totaling approximately $666,000 and $457,000, respectively, on insurance policies placed by Thilman & Filippini.

OFFICE SUB-LEASE

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998 the Company incurred rent expense of approximately $121,000 and $65,000, respectively.

OTHER INDEBTEDNESS AND RELATIONSHIPS

LOANS SECURED BY THE NORTON SHORES, MICHIGAN OFFICE BUILDING. The Company has loans totaling $2.7 million as of December 31, 1999 collateralized by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. Prime Retail LP, as the successor to Horizon/Glen LP in the Merger, is jointly and severally liable with the Company for any and all obligations arising under such loans. This building was previously owned by an affiliate of Horizon and was contributed to the Company by Horizon in connection with the Merger. The consent of the lender to the previous owner of the property is required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but as of February 16, 2000, such consent has not been obtained.

REVOLVING CREDIT FACILITY. The Company also had a $4.0 million revolving credit facility that matured April 30, 1999. In January, 1999, Prime loaned the Company $1.0 million to make a principal repayment against this credit facility and on April 31, 1999, loaned the Company an additional $3.0 million to repay this credit facility in full all at an interest rate of 10.0% (the "Prime Loan") pursuant to the terms of a Working Capital Agreement between the Company and Prime (the "Working Capital Agreement"). This loan was repaid on September 1, 1999, in connection with the transfer of the Company's interests in the Bellport, New York center to Prime.

PHILLIPS VAN HEUSEN, INC. LEASES. Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments relating to the PVH Agreement, but the Company was obligated to pay $2,334,000 to Prime for two payments relating to the PVH Agreement. The amount was paid in connection with the sale of the Company's interests in the Bellport Outlet Center and the settlement of the Working Capital Agreement.

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

WORKING CAPITAL AGREEMENT. In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. At the date of the Merger Prime transferred $3.0 million to the Company as a partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the sale of its interests in the joint ventures related to the outlet center in Bellport, New York (see Note 1). The consideration for the transfer of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan subject to $800,000 of land contract payments. No gain or loss was recognized on this transfer.

The proceeds from the settlement of the Working Capital Agreement and the sale of the Bellport interests were used to repay $9.3 million of current and future obligations owed by the Company to Prime. These obligations included
(i) $2.2 million which the Company had borrowed from Prime to make principal repayments on the Nomura facility, (ii) $4.0 million which the Company had borrowed from Prime to repay a credit facility assumed in the Merger, (iii) $2.3 million related to the PVH Agreement, and (iv) $800,000 related to the guarantee fee associated with Prime's guarantee of certain of the Company's debt obligations (see Note 9). The Company also received $230,000 in cash.

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

     3.  Exhibits

         The agreement listed in the index to exhibits as shown under this Item 14(a) is filed with this annual report.

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

A Form 8-K was filed on August 3, 1999 by the Company announcing that it had completed a $46.6 million debt financing with Morgan Guaranty Trust Company of New York.

A Form 8-K was filed on September 1, 1999 by the Company announcing it had completed the transfer of its interests in the Bellport Outlet Center to an affiliate of Prime Retail, Inc.

A Form 8-K was filed on September 24, 1999 by the Company announcing it had hired Secured Capital Corp as a financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value.


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

Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company(1)

Exhibit 10.7      Form of Registration Rights Agreement(1)

Exhibit 10.8      Form of Contribution Agreement (incorporated by reference to
                  Appendix E to Exhibit 10.1)(1)

Exhibit 10.9      Employment Agreement between Richard Berman and the Company(3)

Exhibit 10.10     Working Capital Agreement with Prime, Inc.(3)

Exhibit 10.11     Loan Agreement dated as of June 15, 1998 by and Third Horizon
                  Group Limited Partnership, Nebraska  Crossing  Factory Shops,
                  L.L.C.,  and Indiana Factory Shops,  L.L.C.  and Nomura Asset
                  Capital Corporation(2)

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

Exhibit 10.19     Form of Option Agreement(3)

Exhibit 10.20     Fixed Rate Note dated as of July 9, 1999 between Gretna,
                  Sealy, Traverse City Outlet Centers, LLC and Morgan Guaranty
                  Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (8)

Exhibit 10.21 Deed of Trust and Security agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from
                  Gretna, Sealy, Traverse City Outlet Centers, LLC, as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (8)

Exhibit 10.22     Guaranty for the benefit of Morgan Guaranty Trust Company of
                  New York by Horizon Group Properties, Inc. related to the
                  Gretna, Sealy and Traverse City loans (8)

Exhibit 10.23     Agreement between Andrew F. Pelmoter and the Company

Exhibit 27        Financial Data Schedule

Exhibit 99        Excerpt of Press Release issued by the Company on June 15,
                  1998 announcing the completion of the debt financing with Nomura Asset Capital Corporation (2)

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

2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).

3 Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

4 Incorporated by reference to Company's Form 10-Q dated as of May 17, 1999 (Commission file no. 0-24123)

5 Incorporated by reference to the Company's Current Report on Form 8-K dated as of January 7, 1999 (Commission file no. 0-24123)

6 Incorporated by reference to the Company's Current Report on Form 8-K dated as of January 29, 1999 (Commission file no. 0-24123)

7 Incorporated by reference to the Company's Current Report on Form 8-K dated as of March 18, 1999 (Commission file no. 0-24123)

8 Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123)

9 Incorporated by reference to the Company's Current Report on Form 8-K dated as of September 1, 1999 (Commission file no. 0-24123)

10 Incorporated by reference to the Company's Current Report on Form 8-K dated as of September 24, 1999 (Commission file no. 0-24123)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.


/s/ Gary J. Skoien                 Director and Chairman of the Board,
--------------------------         President and Chief Executive Officer
Gary J. Skoien                     (Principal Executive Officer)                         March 6, 2000



/s/ David R. Tinkham               Chief Financial Officer
--------------------------         (Principal Financial Officer)                         March 6, 2000
David R. Tinkham


/s/ Michael W. Reschke
--------------------------
Michael W. Reschke                 Director                                              March 6, 2000



--------------------------
Margaret A. Gilliam                Director


/s/ E. Thomas Thilman
--------------------------
E. Thomas Thilman                  Director                                              March 6, 2000