Form 10-Q
period 2000-03-31
HORIZON GROUP PROPERTIES INC
filed 2000-05-15
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 2000

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-24123

                         HORIZON GROUP PROPERTIES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its Charter)


               MARYLAND                                38-3407933
 ---------------------------------         ------------------------------------
   (State or other jurisdiction            (I.R.S. employer identification no.)
 of incorporation or organization)


77 WEST WACKER DRIVE, SUITE 4200, CHICAGO, IL                  60601
---------------------------------------------                ----------
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

                                                    Yes   X    No
                                                         ---      ---

     NUMBER OF COMMON SHARES OUTSTANDING AT MAY 8, 2000         2,851,729
                                                                =========

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q

                                 March 31, 2000

                                                                      PAGE NO.
                                                                      --------
Part I.  Financial Information:

Item 1.  Financial Statements (unaudited)

  Condensed Consolidated Statements of Operations of the
    Company for the Three Months Ended March 31, 2000 and
    March 31, 1999 ..........................................................3

  Condensed Consolidated Balance Sheets of the Company at
    March 31, 2000 and December 31, 1999 ....................................4

  Condensed Consolidated Statements of Cash Flows of the
    Company for the Three Months Ended March 31, 2000 and
    March 31, 1999 ..........................................................5

  Notes to Condensed Consolidated Financial Statements ......................6

Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations ....................................15

Item 3.  Quantitative and Qualitative Disclosure of Market
    Risk ...................................................................19

Part II.  Other Information:

Item 1.  Legal Proceedings .................................................20
Item 2.  Changes in Securities .............................................20
Item 3.  Defaults Upon Senior Securities ...................................20
Item 4.  Submission of Matters to a Vote of Security Holders ...............20
Item 5.  Other Information .................................................20
Item 6.  Exhibits or Reports on Form 8-K ...................................21

Signatures .................................................................23

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                        Three months ended   Three months ended
                                          March 31, 2000       March 31, 1999
                                        ------------------   ------------------
                                           (thousands, except per share data)
REVENUE

  Base rent                                   $ 5,058              $ 5,520
  Percentage rent                                  42                   30
  Expense recoveries                            1,302                1,515
  Other                                           373                  439
                                              -------              -------
   Total revenue                                6,775                7,504
                                              -------              -------

EXPENSES

  Property operating                            1,574                1,621
  Real estate taxes                               348                  865
  Land leases and other                           508                  616
  Depreciation and amortization                 1,313                1,199
  General and administrative                    1,049                1,254
  Interest                                      2,412                2,168
                                              -------              -------
   Total expenses                               7,204                7,723
                                              -------              -------

Loss from joint ventures                           --                 (306)
                                              -------              -------

Loss before minority interests                   (429)                (525)

Minority interests                                (56)                 (90)
                                              -------              -------

Net loss                                      $  (373)             $  (435)
                                              =======              =======

PER COMMON SHARE - BASIC AND DILUTED:
  Net loss - basic and diluted                $ (0.13)             $ (0.16)
                                              =======              =======

Weighted average common shares
outstanding
  Basic                                         2,848                2,791
                                              =======              =======
  Diluted                                       3,389                3,389
                                              =======              =======



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                March 31,        December 31,
                                                  2000               1999
                                                ---------        ------------
                                                        (thousands)


ASSETS
Real estate - at cost:
  Land                                         $  13,105          $  13,094
  Buildings and improvements                     136,082            135,479
  Less accumulated depreciation                   (8,421)            (7,154)
                                                --------           --------
   Total net real estate                         140,766            141,419
                                                --------           --------

Cash and cash equivalents                          3,348              4,955
Restricted cash                                    3,365              3,757
Tenant accounts receivable                         1,488              1,351
Deferred costs (net of accumulated
 amortization of $466 and $372 at March
 31, 2000 and March 31, 1999, respectively)        1,880              1,810
Other assets                                       1,682              1,708
                                                --------           --------
  Total assets                                  $152,529           $155,000
                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Mortgages and other debt                        $106,542           $107,128
Accounts payable and accrued expenses              4,107              5,229
Prepaid rents and other tenant liabilities         1,475              1,795
Other liabilities                                    887                901
                                                --------           --------
  Total liabilities                              113,011            115,053

MINORITY INTERESTS                                 6,304              6,419

SHAREHOLDERS' EQUITY:

Common shares ($.01 par value, 50,000 shares
authorized, 2,849 and 2,845 issued and
outstanding at March 31, 2000 and
December 31, 1999, respectively)                      29                 29
Additional paid-in capital                        34,114             34,056
Retained earnings (deficit)                         (929)              (557)
                                                --------           --------
  Total shareholders' equity                      33,214             33,528
                                                --------           --------
   Total liabilities and shareholders' equity   $152,529           $155,000
                                                ========           ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                               Three months     Three months
                                                   ended            ended
                                              March 31, 2000    March 31, 1999
                                              --------------    --------------
                                                        (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (373)      $   (435)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Loss from joint ventures                             -            306
   Minority interests in net loss                     (56)           (90)
   Depreciation                                     1,269          1,167
   Amortization                                        90             77
  Changes in assets and liabilities:
   Restricted cash                                    392            378
   Tenant accounts receivable                        (137)           416
   Deferred costs and other assets                   (136)          (476)
   Accounts payable and accrued expenses           (1,122)          (980)
   Other liabilities                                  (14)            58
   Prepaid rents and other tenant
     liabilities                                     (320)          (220)
                                                  -------        -------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                          (407)           201
                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for real estate and
    improvements                                     (614)        (1,101)
                                                  -------        -------
     CASH USED IN INVESTING ACTIVITIES               (614)        (1,101)
                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgages and other
    debt                                             (586)        (1,446)
  Proceeds from borrowings                              -          1,000
                                                  -------        -------
     NET CASH USED IN FINANCING ACTIVITIES           (586)          (446)
                                                  -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,607)        (1,346)

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                            4,955          2,686
                                                  -------        -------
     END OF PERIOD                               $  3,348       $  1,340
                                                  =======        =======


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of March 31, 2000, HGP owned approximately 84.1% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

Horizon's former administrative office building located in Norton Shores, Michigan and the following centers were owned by Horizon prior to the Merger and contributed to the Company pursuant to the Contribution Agreement (collectively, such assets are referred to as the "Predecessor Properties" for periods prior to the Merger):

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

The merger was accounted for under the purchase method of accounting under which contributed assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the Merger. The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries. The Company accounts for its investments in and advances to two joint ventures using the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the balance sheet and the statements of operations include the Company's share of the net income or loss from the joint ventures.

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL PRESENTATION

The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be achieved in future periods.

REAL ESTATE AND DEPRECIATION

For periods subsequent to the Merger, the Predecessor Properties are stated on the books of the Company at fair value as of June 15, 1998, the date the Predecessor Properties were contributed to the Company, less accumulated depreciation. The two centers purchased from an affiliate of Prime are stated at their purchase prices, less accumulated depreciation. Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.

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

       Buildings and improvements           31.5 years
       Tenant improvements                  10 years or lease term, if less
       Furniture, fixtures or equipment     3 - 7 years

Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of March 31, 2000 and December 31, 1999, no properties were classified as held for sale.

CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 6) and includes $1.1 million in capital improvement and tenant allowance reserves, $1.2 million in real estate tax, insurance and ground lease escrows, and $1.1 million for debt service and operating expenses at March 31, 2000.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Prior to September 1, 1999, the Company owned a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited Partnership, which partnerships own the Bellport Outlet Center. The Company also owned a 95% interest in MG Long Island Limited Partnership which owned 14 acres of raw land. Such interests were recorded at fair value upon formation of the Company based on the estimated fair value of the Company's interests in the underlying real estate and related advances. The Company accounted for such investments (in consideration of its priority return position) under the equity method of

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

accounting reflecting the Company's attributable share of income and loss in the statements of operations. On September 1, 1999, the Company transferred its interests in these partnerships to Prime (see Note 7).

DEFERRED COSTS

Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense.

INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders, receives a deduction for such dividends for federal income tax purposes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable loss generated since the Merger, the Company is not obligated to make any dividend distributions to qualify as a REIT.

MINORITY INTERESTS

Minority interests represent the interests of unitholders of HGP LP, other than the Company. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.9% at March 31, 2000. During the three months ended March 31, 2000, 3,723 units were converted into shares of common stock.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $523,000 and $437,000 of accrued straight line rents at March 31, 2000 and December 31, 1999, respectively, which are expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

OTHER REVENUE

Other revenue consists primarily of interest income, income related to marketing services that is recovered from tenants pursuant to lease agreements and income from tenants with lease terms of less than one year.

SHARE OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its options on common shares. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 3 - SUMMARIZED FINANCIAL INFORMATION

Historical condensed combined financial information of the joint ventures which owned the Bellport Outlet Center in Bellport, New York, in which the Company held interests prior to September 1, 1999 (see Note 7), is summarized as follows:

                                        Three months ended
                                          March 31, 1999
                                        ------------------
                                          (IN THOUSANDS)
         Total revenue                       $  960

         Net loss                              (580)

         Total assets                        30,892

         Total liabilities                   32,758


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three months     Three months
                                               ended           ended
                                          March 31, 2000   March 31, 1999
                                          --------------   --------------

NUMERATOR:
Net loss - basic                          $    (373)        $    (435)
Minority interests of unitholders               (56)              (90)
                                          ---------         ---------
Net loss - diluted                        $    (429)        $    (525)
                                          =========         =========

DENOMINATOR:
Weighted average shares outstanding -
  basic                                       2,848             2,791
Effect of converting units to shares            541               598
                                          ---------         ---------
Weighted average shares outstanding -
  diluted                                     3,389             3,389
                                          =========         =========
Net loss per share - basic and diluted    $   (0.13)           $(0.16)
                                          =========         =========

Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the periods presented.

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

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 6 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108.2 million. The outstanding balance equaled $56.7 million and $57.1 million as of March 31, 2000 and December 31, 1999, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 7.89% and 8.36% as of March 31, 2000 and December 31, 1999, respectively. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center at March 31, 2000. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

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

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $46.3 million at March 31, 2000 and $46.4 million at December 31, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see
Note 2).

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.6 million on March 31, 2000 and $2.7 million on December 31, 1999. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 8.4% and 8.5% at March 31, 2000 and December 31, 1999, respectively. The corporate office equipment and fixture loan matures in December 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. The effective rate was 8.8% and 8.5% at March 31, 2000 and December 31, 1999, respectively. The consent of the lender was required in connection with the transfer of the property to the Company in the merger. The Company is currently seeking such consent, but as of May 15, 2000 such consent had not been obtained. The Company can give no assurances that it will be able to obtain the above mentioned consent. Any such

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

failure to obtain such consent could have a material adverse effect upon the Company. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of this uncertainty.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan as part of the consideration from the sale of its interests in the Bellport Outlet Center (see Note 7). Portions of this land are subject to land contracts with a total balance of $771,000 as of March 31, 2000 and $776,000 at December 31, 1999. The interest rates vary from 6.9% to 10.0%. Monthly debt service payments total $6,000 through May 2000 and $1,000 from that time through June 2001 with balloon payments due on these two dates of $646,000 and $125,000, respectively.

In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of March 31, 2000, the components of such indebtedness included (1) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan (with a principal balance of $2.6 million on March 31, 2000 and $2.7 million on December 31, 1999), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The terms of the Working Capital Agreement require the Company to repay any outstanding balance on the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net sale proceeds or from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee Agreement. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees which has been prepaid through June 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the three months ended March 31, 2000 and 1999, the Company paid premiums totaling approximately $167,000 and $143,000, respectively, on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the three months ended March 31, 2000 and 1999, the Company incurred rent expense of $31,000 and $30,000, respectively.

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

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

The Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc. on April 18, 2000. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. The loan matures on June 17, 2000. The loan bears interest at 10% and is secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group Inc.'s ownership interest in Prime Outdoor, LLC and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates. The loan was approved by a committee of independent directors of the Company.

NOTE 8 - SEGMENT INFORMATION

The Company operates thirteen shopping centers located in ten states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding extraordinary items (as defined by generally accepted accounting principles ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition, approved by NAREIT in October 1999, clarified the treatment of non-recurring items that were not considered "extraordinary" under GAAP. NAREIT adopted this new definition effective January 1, 2000 and required that prior periods be restated accordingly. FFO should not be considered as an alternative to net income computed under generally accepted accounting principles. A reconciliation of income (loss) before minority interests to diluted FFO is as follows:

                                                  Three             Three
                                               months ended      Months ended
                                              March 31, 2000    March 31, 1999
                                              --------------    --------------

            Loss before minority interests       $ (429)           $ (525)
              FFO adjusted depreciation and
                amortization (1)                  1,267             1,511
                                                 ------            ------

            FFO                                  $  838            $  986
                                                 ======            ======
            FFO per share                        $ 0.25            $ 0.29
                                                 ======            ======

   NOTE:

     (1) Includes depreciation of the operating real estate and allocated amounts relating to joint venture investments accounted for under the equity method.

NOTE 9 - OTHER MATTERS

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value including, but not limited to, the sale or other disposition

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities. There can be no assurance that a transaction will result involving the Company.

On March 24, 2000, the Company signed a contract with Triple Net, LLC ("Triple Net") for the sale of seven of the Company's shopping centers. The contract provides for Triple Net to complete their due diligence on or about April 24, 2000, and to close on the transaction on or about June 7, 2000. The sale price for the seven centers is $93.5 million, payable in cash at closing. The centers are subject to debt with a principal balance of $56.7 million at March 31, 2000, which the Company will repay at closing. During the due diligence period, Triple Net may terminate the contract for any reason. After the due diligence period, a penalty of $1.0 million is payable upon termination of the contract by Triple Net prior to May 24, 2000 (the penalty increases to $1.5 million for the period from May 24, 2000 to June 7, 2000), with the exception of the occurrence of limited events. The centers subject to the contract are located in Dry Ridge, KY; Holland, MI; Laughlin, NV; Medford, MN; Monroe, MI; Norton Shores, MI; and Warrenton, MO. On April 26, the Company extended by three weeks the time periods on this contract to provide for Triple Net to complete its due diligence on the properties by May 16, 2000 and close on the transaction by June 30, 2000. There can be no assurance at this time that the contract will be consummated.

                         HORIZON GROUP PROPERTIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                   For the three months ended March 31, 2000
                                   (unaudited)

INTRODUCTION

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of March 31, 2000, owned approximately 84.1% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

GENERAL OVERVIEW

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of March 31, 2000, HGP's portfolio consisted of 12 factory outlet centers and one power center located in 10 states comprising an aggregate of approximately 2.7 million square feet of gross leasable area ("GLA"). Ten of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

The net loss before minority interests was $429,000 for the three months ended March 31, 2000 compared to net loss before minority interests of $525,000 for the three months ended March 31, 1999. The main components of this change were decreases in real estate tax and general and administrative expense, partially offset by lower rents and increased interest expense.

                         HORIZON GROUP PROPERTIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                   For the three months ended March 31, 2000
                                   (unaudited)

Total revenues decreased $729,000 in the three months ended March 31, 2000 compared to the same period in the prior year primarily as a result of a decrease in base rents, including rents computed as a function of sales.

Real estate tax expense decreased $517,000 in the three months ended March 31, 2000 compared to the same period in the prior year mainly due to a refund of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan, and a decrease in the tax assessments on this and several other properties.

General and administrative expenses decreased $205,000 in the three months ended March 31, 2000 compared to the same period in the prior year mainly as a result of unsuccessful merger costs of $305,000 reported in the three months ended March 31, 1999. There were no similar costs recorded in the three months ended March 31, 2000. This decrease was partially offset by 1999 state income tax expense adjustments recorded in the three months ended March 31, 2000.

Interest expense increased $244,000 in the three months ended March 31, 2000 compared to the same period in the prior year. The primary factors causing the increase were an increase in interest rates which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999, which carry a fixed rate, but which rate was greater than the effective rate on the Nomura loan for the same period in the prior year. Offsetting the increase in interest rates was a net reduction in debt outstanding of $7.8 million from March 31, 1999 to March 31, 2000.

The effective interest rate on the Nomura facility for the three months ended March 31, 1999 was 6.94% compared to 7.85% for the three months ended March 31, 2000. The balance of the Nomura facility was $105.0 million as of March 31, 1999 and $56.7 million as of March 31, 2000. The reduction in the principal balance resulted from the paydown of $46.8 million in connection with the JP Morgan financing and monthly principal payments totaling $1.5 million made during the period. The total principal balance of the JP Morgan loans was $46.3 million as of March 31, 2000 with interest at a fixed rate of 8.46%. During the period, the Company also repaid $3.2 million of loans to Prime Retail and $3.0 million to Huntington Bank which were outstanding at March 31, 1999. The effective interest rates on these loans were 10.0% and 7.75%, respectively, as of March 31, 1999. In September 1999, the Company assumed loans totaling $771,000 as of March 31, 2000 in connection with land located in Muskegon, Michigan. The average interest rate on these loans was approximately 7.2% for the three months ended March 31, 2000.

The Company accounted for its investments in the joint ventures, which own the Bellport Outlet Center, utilizing the equity method. On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime.

Average occupancy for the Company's total portfolio of properties for the three months ended March 31, 2000 was 83.4% compared to 79.5% for the three months ended March 31, 1999. Occupancy of the Company's total portfolio at March 31, 2000 and 1999, was 83.2% and 79.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the aggregate amount of outstanding mortgages and other debt was approximately $106.5 million. The Company is contemplating the expansion of its Tulare Outlet Center and has completed approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura and the JP Morgan loans (each as hereinafter defined). At March 31, 2000 there was approximately $1.1 million deposited in escrows with Nomura and JP Morgan which the Company believes is sufficient to complete the work required under the HGP Credit Facility and JP Morgan loans. The Company expects to fund other capital improvements with additional borrowings, existing cash balances or cash flow from operations.

                         HORIZON GROUP PROPERTIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                   For the three months ended March 31, 2000
                                   (unaudited)

The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $3.4 million as of March 31, 2000, including the capital improvement escrows described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

The Company expects to meet its short-term liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the use of working capital and cash flows from operations and, if necessary and available, the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. The Company is currently seeking to mitigate its interest rate risk through refinancing the HGP Credit Facility with fixed-rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and has a balance of $56.7 million at March 31, 2000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's 12 outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and
(ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance was $46.3 million at March 31, 2000. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.3 million for the JP Morgan Loans.

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). The terms of the Working Capital Agreement require the Company to repay any outstanding balance on indebtedness on which Prime is contingently liable to the extent of net sale proceeds or from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico, to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee Agreement. In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until Prime is released from its guarantee obligations related to the HGP Credit Facility. The Company has paid this fee through June 2000.

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.6 million on March 31, 2000 and $2.7 million on December 31, 1999. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to

                         HORIZON GROUP PROPERTIES, INC.
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                   For the three months ended March 31, 2000
                                   (unaudited)

the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of May 15, 2000 such consent had not been obtained. The consolidated financial statements of the Company do not include any adjustments that may result from the ultimate outcome of this uncertainty.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan in the transfer of it's interests in the Bellport Outlet Center (see
Note 7). Portions of this land are subject to land contracts with a total balance of $771,000 as of March 31, 2000. The interest rates vary from 6.9% to 10.0%. Monthly debt service payments total $6,000 through May 2000 and $1,000 through June 2001 with balloon payments due on these two dates of $646,000 and $125,000, respectively.

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

On March 24, 2000, the Company signed a contract with Triple Net, LLC ("Triple Net") for the sale of seven of the Company's shopping centers. The contract provides for Triple Net to complete their due diligence on or about April 24, 2000, and to close on the transaction on or about June 7, 2000. The sale price for the seven centers is $93.5 million, payable in cash at closing. The centers are subject to debt with a principal balance of $56.7 million at March 31, 2000, which the Company will repay at closing. During the due diligence period, Triple Net may terminate the contract for any reason. After the due diligence period, a penalty of $1.0 million is payable upon termination of the contract by Triple Net prior to May 24, 2000 (the penalty increases to $1.5 million for the period from May 24, 2000 to June 7, 2000), with the exception of the occurrence of limited events. The centers subject to the contract are located in Dry Ridge, KY; Holland, MI; Laughlin, NV; Medford, MN; Monroe, MI; Norton Shores, MI; and Warrenton, MO. There can be no assurance at this time that the contract will be consummated on the terms described above.

The Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc. on April 18, 2000. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. The loan matures on June 17, 2000. The loan bears interest at 10% and is secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group Inc.'s ownership interest in Prime Outdoor, LLC and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates. The loan was approved by a committee of independent directors of the Company.

                         HORIZON GROUP PROPERTIES, INC.
             Quantitative and Qualitative Disclosure of Market Risk
                                   (unaudited)

The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $56.7 million at March 31, 2000. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. The monthly interest rates applicable from June 15, 1998 to March 31, 2000 ranged from 6.80% to 8.36%. As of March 31, 2000, the effective rate was 7.89%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 156 basis points (1.56%).

PRINCIPAL AMOUNT   CHANGE IN LIBOR RATE    CHANGE IN INTEREST EXPENSE    PER SHARE - DILUTED
----------------   --------------------    --------------------------    -------------------

   $56,700,000            1.56%                     $884,520                     $.26





INFLATION

HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has loans totaling $2.6 million and $2.7 million as of March 31, 2000 and December 31, 1999, respectively, secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement. The consent of the lender to the previous owner of the property was required in connection with the transfer of the property to the Company. The Company is currently seeking such consent but, as of May 15, 2000 such consent had not been obtained.

The Company can give no assurances that it will be able to obtain the above mentioned consent. Any such failure to obtain such consent could have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

The Company appointed former Illinois Governor Jim Edgar to the Company's Board of Directors on March 30, 2000. He replaced Norman Perlmutter, who resigned his position in February 2000.

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

Exhibit 10.20 Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)

Exhibit 10.21 Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska
               (5)

Exhibit 10.22 Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)

Exhibit 10.23  Agreement between Andrew F. Pelmoter and the Company (7)

Exhibit 10.24 Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC.

Exhibit 10.25 First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information


Exhibit 10.26 Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000

Exhibit 10.27 Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower

Exhibit 10.28 Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC

Exhibit 10.29 Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership

Exhibit 10.30 Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc.

Exhibit 10.31 Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership

Exhibit 10.32 Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC

Exhibit 10.33  Agreement between Andrew F. Pelmoter and the Company

Exhibit 27     Financial Data Schedule

Exhibit 99.11 Press release issued by the Company on March 28, 2000 announcing the execution of a contract for the sale of seven of the Company's shopping centers (6)


1 Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).

2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).

3 Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

4 Incorporated by reference to the Company's Form 10-Q dated as of May 17, 1998 (Commission file no. 0-24123).

5 Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).

6 Incorporated by reference to the Company's Current Report on Form 8-K dated as of March 31, 2000 (Commission file no. 0-24123).

7 Incorporated by reference to the Company's Form 10-K dated as of March 6, 2000 (Commission file no. 0-24123).


(b)  Reports on Form 8-K


A Form 8-K was filed on March 31, 2000 by the Company announcing that it had executed a contract for the sale of seven of the Company's shopping centers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HORIZON GROUP PROPERTIES, INC.
                                    Registrant

DATE: MAY 15, 2000                  BY: /s/ GARY J. SKOIEN
------------------                  ------------------------------------
                                    Gary J. Skoien, President and
                                    Chief Executive Officer


DATE: MAY 15, 2000                  BY: /s/ DAVID R. TINKHAM
------------------                  ------------------------------------
                                    David R. Tinkham, Chief Accounting
                                    and Chief Financial Officer