Form 10-Q
period 2000-06-30
HORIZON GROUP PROPERTIES INC
filed 2000-08-14
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-24123


                         HORIZON GROUP PROPERTIES, INC.
             (Exact name of Registrant as specified in its Charter)


               MARYLAND                              38-3407933
    ----------------------------           ---------------------------------
    (State or other jurisdiction                  (I.R.S. employer
   of incorporation or organization)             identification no.)


77 WEST WACKER DRIVE, SUITE 4200, CHICAGO , IL               60601
----------------------------------------------               -----
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

         NUMBER OF COMMON SHARES OUTSTANDING AT AUGUST 7, 2000 2,870,194
                                                               ---------

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                                  June 30, 2000

                                                                                                           Page No.
                                                                                                           --------
Part I.   Financial Information:

Item 1.  Financial Statements (unaudited)

   Condensed Consolidated Statements of Operations of the Company for the
     Three Months Ended June 30, 2000 and June 30, 1999...........................................................3

   Condensed Consolidated Statements of Operations of the Company for the
     Six Months Ended June 30, 2000 and June 30, 1999.............................................................4

   Condensed Consolidated Balance Sheets of the Company at June 30, 2000 and
     December 31, 1999............................................................................................5

   Condensed Consolidated Statements of Cash Flows of the Company
     for the Six Months Ended June 30, 2000 and June 30, 1999.....................................................6

   Notes to Condensed Consolidated Financial Statements...........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.................................................................................16

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................21

Part II. Other Information:

Item 1.  Legal Proceedings.......................................................................................22
Item 2.  Changes in Securities...................................................................................22
Item 3.  Defaults Upon Senior Securities.........................................................................22
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................22
Item 5.  Other Information.......................................................................................22
Item 6.  Exhibits or Reports on Form 8-K.........................................................................23

Signatures.......................................................................................................25

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                              Three months ended           Three months ended
                                                                 June 30, 2000               June 30, 1999
                                                              -----------------------------------------------
                                                                    (thousands, except per share data)
REVENUE
   Base rent                                                        $ 5,339                       $ 5,538
   Percentage rent                                                       27                            34
   Expense recoveries                                                 1,275                         1,533
   Other                                                                285                           203
                                                                  ---------                     ---------
     Total revenue                                                    6,926                         7,308
                                                                  ---------                     ---------

EXPENSES
   Property operating                                                 1,546                         1,533
   Real estate taxes                                                    761                           852
   Land leases and other                                                177                           329
   Depreciation and amortization                                      1,285                         1,208
   General and administrative                                           874                         1,177
   Interest                                                           2,460                         2,169
                                                                  ---------                     ---------
     Total expenses                                                   7,103                         7,268
                                                                  ---------                     ---------

Loss from joint ventures                                                 -                           (152)
                                                                  ---------                     ---------

Loss before minority interests                                         (177)                         (112)

Minority interests                                                       35                            14
                                                                  ---------                     ---------

Net loss                                                           $   (142)                    $     (98)
                                                                  =========                     =========

PER COMMON SHARE - BASIC AND DILUTED:
   Net loss - basic and diluted                                    $  (0.05)                    $   (0.03)
                                                                  =========                     =========

Weighted average common shares outstanding
   Basic                                                              2,861                         2,810
                                                                  =========                     =========
   Diluted                                                            3,389                         3,389
                                                                  =========                     =========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                               Six months ended             Six months ended
                                                                 June 30, 2000                June 30, 1999
                                                               ---------------------------------------------
                                                                    (thousands, except per share data)
REVENUE
   Base rent                                                        $10,397                       $11,058
   Percentage rent                                                       69                            64
   Expense recoveries                                                 2,577                         3,047
   Other                                                                658                           642
                                                                  ---------                     ---------
     Total revenue                                                   13,701                        14,811
                                                                  ---------                     ---------

EXPENSES
   Property operating                                                 3,120                         3,153
   Real estate taxes                                                  1,109                         1,717
   Land leases and other                                                685                           944
   Depreciation and amortization                                      2,598                         2,407
   General and administrative                                         1,923                         2,431
   Interest                                                           4,872                         4,337
                                                                  ---------                     ---------
     Total expenses                                                  14,307                        14,989
                                                                  ---------                     ---------

Loss from joint ventures                                                 -                           (459)
                                                                  ---------                     ---------

Loss before minority interests                                         (606)                         (637)

Minority interests                                                       91                           104
                                                                  ---------                     ---------

Net loss                                                           $   (515)                     $   (533)
                                                                  =========                     =========

PER COMMON SHARE - BASIC AND DILUTED:
   Net loss - basic and diluted                                    $  (0.18)                     $  (0.19)
                                                                  =========                     =========

Weighted average common shares outstanding
   Basic                                                              2,855                         2,801
                                                                  =========                     =========
   Diluted                                                            3,389                         3,389
                                                                  =========                     =========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                                       June 30, 2000         December 31, 1999
                                                                       ---------------------------------------
                                                                                     (thousands)

ASSETS
   Real estate - at cost:
   Land                                                                  $  13,107              $  13,094
   Buildings and improvements                                              136,717                135,479
   Less accumulated depreciation                                            (9,676)                (7,154)
                                                                       -----------            -----------
     Total net real estate                                                 140,148                141,419
                                                                       -----------            -----------

Cash and cash equivalents                                                    2,332                  4,955
Restricted cash                                                              3,894                  3,757
Tenant accounts receivable                                                   2,074                  1,351
Deferred costs (net of accumulated amortization of $589 and
   $372 at June 30, 2000 and December 31, 1999, respectively)                1,879                  1,810
Other assets                                                                 1,317                  1,708
                                                                       -----------            -----------
   Total assets                                                           $151,644               $155,000
                                                                       ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                                  $105,753               $107,128
Accounts payable and accrued expenses                                        4,070                  5,229
Prepaid rents and other tenant liabilities                                   1,608                  1,795
Other liabilities                                                              873                    901
                                                                       -----------            -----------
   Total liabilities                                                       112,304                115,053

MINORITY INTERESTS                                                           6,027                  6,419

SHAREHOLDERS' EQUITY:
Common shares ($.01 par value, 50,000 shares authorized,                        29                     29
   2,870 and 2,845 issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively)
Additional paid-in capital                                                  34,356                 34,056
Retained earnings (deficit)                                                 (1,072)                  (557)
                                                                       -----------            -----------
   Total shareholders' equity                                               33,313                 33,528
                                                                       -----------            -----------
     Total liabilities and shareholders' equity                           $151,644               $155,000
                                                                       ===========            ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             HORIZON GROUP PROPERTIES, INC.
                    Condensed Consolidated Statements of Cash Flows
                                      (unaudited)


                                                                      Six months ended     Six months ended
                                                                        June 30, 2000        June 30, 1999
                                                                      ----------------     ----------------
                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $    (515)           $     (533)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Loss from joint ventures                                                     -                   459
     Minority interests in net loss                                             (91)                 (104)
     Depreciation                                                             2,560                 2,337
     Amortization                                                               129                   160
   Changes in assets and liabilities:
     Restricted cash                                                           (137)                  472
     Tenant accounts receivable                                                (723)                  919
     Deferred costs and other assets                                            192                  (243)
     Accounts payable and accrued expenses                                   (1,157)                 (820)
     Other liabilities                                                          (28)                  183
     Prepaid rents and other tenant liabilities                                (187)                  329
                                                                         ----------           -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 43                 3,159
                                                                         ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                             (1,291)               (1,933)
                                                                         ----------           -----------
       CASH USED IN INVESTING ACTIVITIES                                     (1,291)               (1,933)
                                                                         ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgages and other debt                            (1,375)               (4,894)
   Proceeds from borrowings                                                       -                 4,000
   Debt issue costs                                                               -                  (181)
                                                                         ----------           -----------
   NET CASH USED IN FINANCING ACTIVITIES                                     (1,375)               (1,075)
                                                                         ----------           -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,623)                  151

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                                    4,955                 2,686
                                                                         ----------           -----------
       END OF PERIOD                                                       $  2,332             $   2,837
                                                                         ==========           ===========


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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of June 30, 2000, HGP owned approximately 84.7% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which owns the Bellport Outlet Center, and MG Long Island Limited Partnership, which owns vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL PRESENTATION

The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be achieved in future periods.

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

                   Buildings and improvements                     31.5 years
                   Tenant improvements                            10 years or lease term, if less
                   Furniture, fixtures or equipment               3 - 7 years


Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of June 30, 2000 and December 31, 1999, no properties were classified as held for sale.

CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 6) and includes $1.2 million in capital improvement and tenant allowance reserves, $ 1.7 million in real estate tax, insurance and ground lease escrows, and $1.0 million for debt service and operating expenses at June 30, 2000.

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

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

MINORITY INTERESTS

Minority interests represent the interests of unitholders of HGP LP, other than the Company. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.3% at June 30, 2000. During the six months ended June 30, 2000, 25,031 units were converted into shares of common stock.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $723,000 and $437,000 of accrued straight line rents at June 30, 2000 and December 31, 1999, respectively, which are expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

                                                               Six months ended
                                                                 June 30, 1999
                                                               ----------------
                                                                (IN THOUSANDS)

              Total revenue                                        $  2,001

              Net loss                                                 (975)

              Total assets                                           30,765

              Total liabilities                                      33,026


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                           Three months ended     Three months ended      Six months ended      Six months ended
                                              June 30, 2000          June 30, 1999         June 30, 2000          June 30, 1999
                                           ------------------     ------------------      ----------------      ----------------
NUMERATOR:
Net loss - basic                              $    (142)            $      (98)             $    (515)              $    (533)
Minority interests of unitholders                   (35)                   (14)                   (91)                   (104)
                                              ---------             ----------              ---------               ---------
Net loss - diluted                            $    (177)            $     (112)             $    (606)              $    (637)
                                              =========             ==========              =========               =========

DENOMINATOR:
Weighted average shares outstanding               2,861                  2,810                  2,855                   2,801
-basic
Effect of converting units to shares                528                    579                    534                     588
                                              ---------             ----------              ---------               ---------
Weighted average shares outstanding               3,389                  3,389                  3,389                   3,389
                                              =========             ==========              =========               =========
-diluted
Net loss per share - basic and diluted        $   (0.05)            $    (0.03)             $   (0.18)              $   (0.19)
                                              =========             ==========              =========               =========


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

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

NOTE 6 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108.2 million. The outstanding balance equaled $56.3 million and $57.1 million as of June 30, 2000 and December 31, 1999, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 8.54% and 8.36% as of June 30, 2000 and December 31, 1999, respectively. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center at June 30, 2000. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

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

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $46.1 million at June 30, 2000 and $46.4 million at December 31, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.6 million on June 30, 2000 and $2.7 million on December 31, 1999. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 9.1% and 8.5% at June 30, 2000 and December 31, 1999, respectively. The corporate office equipment and fixture loan matures in December 2000, bears interest at the lender's prime rate, and requires monthly debt service payments of $13,000. The effective rate was 9.5% and 8.5% at June 30, 2000 and December 31, 1999, respectively.

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


The Company owns approximately 89 acres of undeveloped land in Muskegon, Michigan, which it acquired as part of the consideration from the transfer of its interests in the Bellport Outlet Center (see Note 7). Portions of this land are subject to land contracts with a total balance of $592,000 as of June 30, 2000 and $776,000 at December 31, 1999. As of June 30, 2000, the interest rates vary from 9.5% to 10.0%. Monthly debt service payments total $1,000 through June 2001, and $4,000 through January 2002 with balloon payments due on these two dates of $125,000 and $458,000, respectively.

In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of June 30, 2000, the components of such indebtedness included (1) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan (with a principal balance of $2.6 million on June 30, 2000 and $2.7 million on December 31, 1999), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The terms of the Working Capital Agreement require the Company to repay any outstanding balance on the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net sale proceeds or from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee Agreement. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees which has been paid through June 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the six months ended June 30, 2000 and 1999, the Company paid premiums totaling approximately $168,000 and $162,000, respectively, on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the six months ended June 30, 2000 and 1999, the Company incurred rent expense of $59,000 and $60,000, respectively.

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

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

The Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. The interest rate on the loan was at 10% and was secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group Inc.'s ownership interest in Prime Outdoor, LLC and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates. The loan was approved by a committee of independent directors of the Company. The loan was repaid on June 9, 2000.

NOTE 8 - SEGMENT INFORMATION

The Company currently operates thirteen shopping centers located in ten states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding extraordinary items (as defined by generally accepted accounting principles ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition, approved by NAREIT in October 1999, clarified the treatment of non-recurring items that were not considered "extraordinary" under GAAP. NAREIT adopted this new definition effective January 1, 2000 and required that prior periods be restated accordingly. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of income (loss) before minority interests to diluted FFO is as follows:

                                                                        Six                    Six
                                                                   months ended            months ended
                                                                   June 30, 2000          June 30, 1999
                                                                   -------------          -------------
         Loss before minority interests                              $  (606)               $  (637)
             FFO adjusted depreciation and amortization (1)            2,506                  2,972
                                                                     -------                -------
         FFO                                                         $ 1,900                $ 2,335
                                                                     =======                =======
         FFO per share                                               $  0.56                $  0.69
                                                                     =======                =======

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


On March 24, 2000, the Company signed a contract with Triple Net, LLC ("Triple Net") for the sale of seven of the Company's shopping centers. The contract provided for Triple Net to complete their due diligence on or about April 24, 2000, and to close on the transaction on or about June 7, 2000. The sale price for the seven centers was $93.5 million, payable in cash at closing. On May 26, 2000, the Company announced that the contract with Triple Net had been terminated and that the earnest money, which Triple Net had previously deposited with the Company, had been returned to them.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 2000
                                   (unaudited)


INTRODUCTION

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of June 30, 2000, owned approximately 84.2% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

GENERAL OVERVIEW

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of June 30, 2000, HGP's portfolio consisted of 12 factory outlet centers and one power center located in 10 states comprising an aggregate of approximately 2.7 million square feet of gross leasable area ("GLA"). Ten of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

The net loss before minority interests was $177,000 for the three months ended June 30, 2000 compared to a net loss before minority interests of $112,000 for the three months ended June 30, 1999. The main components of this change

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 2000
                                   (unaudited)


were lower rents and increased interest expense, partially offset by decreases in real estate tax and general administrative expense.

Total revenue decreased $382,000 in the three months ended June 30, 2000 compared to the same period in the prior year primarily as a result of a decrease in base rents due to reductions in rental rates for several tenants.

Real estate tax expense decreased $91,000 in the three months ended June 30, 2000 compared to the same period in the prior year mainly due to decreases in the tax assessments for several properties.

General and administrative expense decreased $303,000 in the three months ended June 30, 2000 compared to the same period in the prior year mainly as a result of reductions in corporate staffing and indirect debt restructuring fees of $74,000 reported in the three months ended June 30, 1999. This decrease was partially offset by higher legal fees.

Interest expense increased $291,000 in the three months ended June 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt, and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. Offsetting the increase in interest rates was a net reduction in debt outstanding of $8.1 million from June 30, 1999 to June 30, 2000.

The average effective interest rate on the Nomura facility for the three months ended June 30, 1999 was 6.83% compared to 8.24% for the three months ended June 30, 2000. The balance of the Nomura facility was $104.6 million as of June 30, 1999 and $56.3 million as of June 30, 2000. The reduction in the principal balance resulted from the paydown of $46.8 million in connection with the JP Morgan financing and monthly principal payments totaling $1.5 million made during the period. The total principal balance of the JP Morgan loans was $46.1 million as of June 30, 2000 with interest at a fixed rate of 8.46%. During the period, the Company also repaid $7.4 million of loans to Prime Retail which were outstanding at June 30, 1999. The effective interest rate on this loan was 10.0% as of June 30, 1999. In September 1999, the Company assumed loans totaling $592,000 as of June 30, 2000 in connection with land located in Muskegon, Michigan. The average interest rate on these loans was approximately 8.7% for the three months ended June 30, 2000.

The Company accounted for its investments in the joint ventures, which own the Bellport Outlet Center, utilizing the equity method. On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime.

Average occupancy for the Company's total portfolio of properties for the three months ended June 30, 2000 was 83.5% compared to 80.5% for the three months ended June 30, 1999. Occupancy of the Company's total portfolio at June 30, 2000 and 1999, was 83.2% and 81.5%, respectively.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenue decreased $1.1 million in the six months ended June 30, 2000 compared to the same period in the prior year primarily as a result of a decrease in base rents due to reductions in rental rates for several tenants.

Real estate tax expense decreased $608,000 in the six months ended June 30, 2000 compared to the same period in the prior year mainly due to a refund of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan, and a decrease in the current tax assessments for this and several other properties.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 2000
                                   (unaudited)

Land lease and other expense decreased $259,000 in the six months ended June 30, 2000 compared to the same period in the prior year mainly due to lower marketing landlord contributions in 2000 and large bad debt reserves recorded in six months ended June 30, 1999 for two tenants.

General and administrative expense decreased $508,000 in the six months ended June 30, 2000 compared to the same period in the prior year mainly as a result of unsuccessful merger costs of $333,000 and indirect debt restructuring fees of $74,000 reported in the six months ended June 30, 1999. There were no similar costs recorded in the six months ended June 30, 2000. In addition, savings were realized in the six months ended June 30, 2000 due to a reduction in corporate staffing as compared to the same period in the prior year.

Interest expense increased $535,000 in the six months ended June 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. Offsetting the increase in interest rates was a net reduction in debt outstanding of $8.1 million from June 30, 1999 to June 30, 2000.

The average effective interest rate on the Nomura facility for the six months ended June 30, 1999 was 6.86% compared to 8.04% for the six months ended June 30, 2000. In September 1999, the Company assumed loans totaling $592,000 as of June 30, 2000 in connection with land located in Muskegon, Michigan. The average interest rate on these loans was approximately 8.0% for the six months ended June 30, 2000.

The Company accounted for its investments in the joint ventures, which own the Bellport Outlet Center, utilizing the equity method. On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the aggregate amount of outstanding mortgages and other debt was approximately $105.8 million. The Company is contemplating the expansion of its Tulare Outlet Center and has completed approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura and the JP Morgan loans (each as hereinafter defined). At June 30, 2000 there was approximately $1.2 million deposited in escrows with Nomura and JP Morgan which the Company believes is sufficient to complete the work required under the HGP Credit Facility and JP Morgan loans. The Company expects to fund other capital improvements with additional borrowings, existing cash balances or cash flow from operations.

The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $3.9 million as of June 30, 2000, including the capital improvement escrows described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

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

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 2000
                                   (unaudited)


Credit Facility with fixed-rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and has a balance of $56.3 million at June 30, 2000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's 12 outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and
(ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance was $46.1 million at June 30, 2000. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.4 million for the JP Morgan Loans.

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

The Company has loans secured by a mortgage on the office building and related equipment, which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.6 million on June 30, 2000 and $2.7 million on December 31, 1999. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement.

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan in the transfer of its interests in the Bellport Outlet Center. Portions of this land are subject to land contracts with a total balance of $592,000 as of June 30, 2000. The interest rates vary from 9.5% to 10.0%. Monthly debt service payments total $1,000 through June 2001, and $4,000 through January 2002 with balloon payments due on these two dates of $125,000 and $458,000, respectively.

On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value including, but not limited to, the sale or other disposition

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 2000
                                   (unaudited)


of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities going forward. There can be no assurance that a transaction will result involving the Company.

On March 24, 2000, the Company signed a contract with Triple Net, LLC ("Triple Net") for the sale of seven of the Company's shopping centers. The contract provided for Triple Net to complete their due diligence on or about April 24, 2000, and to close on the transaction on or about June 7, 2000. The sale price for the seven centers was $93.5 million, payable in cash at closing. On May 26, 2000, the Company announced that the contract with Triple Net had been terminated and that the earnest money which Triple Net had previously deposited with the Company had been returned to them.

The Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc. on April 18, 2000. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. The interest rate on the loan was 10% and was secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group Inc.'s ownership interest in Prime Outdoor, LLC and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates. The loan was approved by a committee of independent directors of the Company. The loan was repaid on June 9, 2000.

                         HORIZON GROUP PROPERTIES, INC.
             Quantitative and Qualitative Disclosures of Market Risk
                                   (unaudited)


The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $56.3 million at June 30, 2000. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. The monthly interest rates applicable from June 15, 1998 to June 30, 2000 ranged from 6.80% to 8.54%. As of June 30, 2000, the effective rate was 8.54%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 174 basis points (1.74%).


    Principal Amount          Change in Libor Rate        Change in Interest Expense      Per Share - Diluted
    ----------------          --------------------        --------------------------      -------------------
       $56,300,000                    1.74%                        $979,600                      $.29


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

                                          HORIZON GROUP PROPERTIES, INC.
                                            Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

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

Exhibit 10.23     Agreement between Andrew F. Pelmoter and the Company (7)

Exhibit 10.24 Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited
                  Partnership and Triple Net Properties, LLC. (8)

Exhibit 10.25     First Amendment to Agreement of Purchase and Sale and
                  Escrow Instructions between Third Horizon Group Limited
                  Partnership and Triple Net Properties, LLC, dated as of April
                  21, 2000 (8)

                                       23

                                          HORIZON GROUP PROPERTIES, INC.
                                            Part II - Other Information


Exhibit 10.26     Second Amendment to Agreement of Purchase and Sale and
                  Escrow Instructions between Third Horizon Group Limited
                  Partnership and Triple Net Properties, LLC, dated as of April
                  25, 2000 (8)

Exhibit 10.27     Promissory Note dated April 18, 2000, between Horizon
                  Group Properties, LP as Lender and Prime Outdoor Group, LLC as
                  Borrower (8)

Exhibit 10.28     Security Agreement dated April 18, 2000, between Horizon
                  Group Properties, LP and Prime Outdoor Group, LLC (8)

Exhibit 10.29     Pledge Agreement by and among Horizon Group Properties,
                  LP; Prime Group Limited Partnership; Prime Group II, LP; Prime
                  Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime
                  Financing Limited Partnership (8)

Exhibit 10.30     Collateral Assignment of Membership Interests dated
                  April 18, 2000, between Horizon Group Properties, LP and The
                  Prime Group, Inc. (8)

Exhibit 10.31     Guarantee dated April 18, 2000, between Horizon Group
                  Properties, LP; Prime Group Limited Partnership; Prime Group
                  II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group
                  V, LP and Prime Financing Limited Partnership (8)

Exhibit 10.32     Letter Agreement dated April 18, 2000, between Horizon
                  Group Properties, Inc., Prime Group, Inc. and Prime Outdoor
                  Group, LLC (8)

Exhibit 10.33     Agreement between Andrew F. Pelmoter and the Company (8)

Exhibit 27        Financial Data Schedule

Exhibit 99.11 Press release issued by the Company on March 28, 2000 announcing the execution of a contract for the sale of seven of the Company's shopping centers (6)


1 Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2 Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3 Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).
4 Incorporated by reference to the Company's Form 10-Q dated as of May 17, 1998 (Commission file no. 0-24123).
5 Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).
6 Incorporated by reference to the Company's Current Report on Form 8-K dated as of March 31, 2000 (Commission file no. 0-24123).
7 Incorporated by reference to the Company's Form 10-K dated as of March 6, 2000 (Commission file no. 0-24123).
8 Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2000 (Commission file no. 0-24123).

(b)   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HORIZON GROUP PROPERTIES, INC.
                                            Registrant




DATE:    August 14, 2000                    By: /s/ Gary J. Skoien
------------------------                    -----------------------------------
                                            Gary J. Skoien, President and
                                            Chief Executive Officer



DATE:    August 14, 2000                    By: /s/ David R. Tinkham
------------------------                    -----------------------------------
                                            David R. Tinkham, Chief Accounting
                                            and Chief Financial Officer