Form 10-Q
period 2000-09-30
HORIZON GROUP PROPERTIES INC
filed 2000-11-13
CIK 1060744

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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


                                    MARYLAND
                       ---------------------------------
                          (State or other jurisdiction
                       of incorporation or organization)

                                   38-3407933
                      -----------------------------------
                      (I.R.S. employer identification no.)

               77 West Wacker Drive, Suite 4200, Chicago IL       60601
              ---------------------------------------------     ----------
               (Address of principal executive offices)         (Zip Code)


                                 (312) 917-8870
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                ---------------
             Former name, former address and former fiscal year, if
                           changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes    X    No

        NUMBER OF COMMON SHARES OUTSTANDING AT NOVEMBER 6, 2000  2,870,194
                                                                 =========

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q
                               September 30, 2000

                                                                                                           Page No.
                                                                                                           --------
Part I.   Financial Information:

Item 1.  Financial Statements (unaudited)

   Condensed Consolidated Statements of Operations of the Company for the
     Three Months Ended September 30, 2000 and September 30, 1999.................................................3

   Condensed Consolidated Statements of Operations of the Company for the
     Nine Months Ended September 30, 2000 and September 30, 1999..................................................4

   Condensed Consolidated Balance Sheets of the Company at September 30, 2000 and
     December 31, 1999............................................................................................5

   Condensed Consolidated Statements of Cash Flows of the Company
     for the Nine Months Ended September 30, 2000 and September 30, 1999..........................................6

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

Signatures.......................................................................................................25

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                              Three months ended           Three months ended
                                                               September 30, 2000          September 30, 1999
                                                            -------------------------- --------------------------
                                                                      (thousands, except per share data)
REVENUE
   Base rent                                                      $   5,454                       $ 5,677
   Percentage rent                                                       58                            53
   Expense recoveries                                                 1,194                         1,502
   Other                                                                302                           370
                                                                   --------                       -------
     Total revenue                                                    7,008                         7,602
                                                                    -------                       -------

EXPENSES
   Property operating                                                 1,515                         1,555
   Real estate taxes                                                    719                           799
   Land leases and other                                                339                           418
   Depreciation and amortization                                      1,494                         1,244
   General and administrative                                           860                         1,037
   Interest                                                           2,513                         2,461
                                                                    -------                       -------
     Total expenses                                                   7,440                         7,514
                                                                    -------                       -------

Loss from joint ventures                                                  -                          (164)
                                                                   --------                       -------

Loss before minority interests and extraordinary charge                (432)                          (76)

Minority interests                                                       62                            (7)
                                                                  ---------                       -------

Loss before extraordinary charge                                       (370)                          (83)

Extraordinary charge on prepayment of debt in 1999, net                   -                          (568)
 of  minority interests of $100
                                                                  ----------                      --------

Net loss                                                          $    (370)                      $  (651)
                                                                     ======                       ========

PER COMMON SHARE - BASIC AND DILUTED:

  Loss before extraordinary charge                                $   (0.13)                      $ (0.03)
   Extraordinary charge                                                   -                         (0.20)
                                                                  ----------                      --------
   Net loss                                                       $   (0.13)                      $ (0.23)
                                                                     =======                       =======
Weighted average common shares outstanding
   Basic                                                              2,870                         2,844
                                                                    =======                       =======
   Diluted                                                            3,388                         3,389
                                                                    =======                       =======

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                               Nine months ended           Nine months ended
                                                              September 30, 2000           September 30, 1999
                                                            ------------------------- --------------------------
                                                                    (thousands, except per share data)
REVENUE

   Base rent                                                       $ 15,851                       $16,735
   Percentage rent                                                      127                           117
   Expense recoveries                                                 3,771                         4,549
   Other                                                                960                         1,013
                                                                    -------                        ------
     Total revenue                                                   20,709                        22,414
                                                                    -------                       -------

EXPENSES

   Property operating                                                 4,635                         4,711
   Real estate taxes                                                  1,828                         2,516
   Land leases and other                                              1,023                         1,362
   Depreciation and amortization                                      4,093                         3,651
   General and administrative                                         2,783                         3,468
   Interest                                                           7,385                         6,798
                                                                   --------                       -------
     Total expenses                                                  21,747                        22,506
                                                                    -------                       -------

Loss from joint ventures                                                  -                          (622)
                                                                   --------                       -------

Loss before minority interests and extraordinary charge              (1,038)                         (714)

Minority interests                                                      153                            98
                                                                   --------                       -------

Loss before extraordinary charge                                       (885)                         (616)

Extraordinary charge on prepayment of debt in 1999, net                   -                          (568)
   of minority interests $100
                                                                   ---------                      --------

Net loss                                                           $   (885)                      $(1,184)
                                                                   ==========                     ========

PER COMMON SHARE - BASIC AND DILUTED:

   Net loss before extraordinary charge                            $  (0.31)                      $  (0.22)
   Extraordinary charge                                                  -                           (0.20)
                                                                 ----------                       --------
   Net loss                                                        $  (0.31)                      $  (0.42)
                                                                   ========                       ========
Weighted average common shares outstanding
   Basic                                                              2,860                         2,816
                                                                   ========                       ========
   Diluted                                                            3,389                         3,389
                                                                   ========                       ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                                    September 30, 2000       December 31, 1999
                                                                 -----------------------  ------------------------
                                                                                     (thousands)


ASSETS
Real estate - at cost:
   Land                                                                  $  13,122              $  13,094
   Buildings and improvements                                              137,125                135,479
   Less accumulated depreciation                                           (10,935)                (7,154)
                                                                        ----------            -----------
     Total net real estate                                                 139,312                141,419
                                                                         ---------              ---------

Cash  and cash equivalents                                                   3,242                  4,955
Restricted cash                                                              3,643                  3,757
Tenant accounts receivable                                                   1,599                  1,351
Deferred costs (net of accumulated amortization of $691 and                  1,742                  1,810
   $372 at September 30, 2000 and December 31, 1999,
   respectively)
Other assets                                                                 1,614                  1,708
                                                                       -----------            -----------
   Total assets                                                          $ 151,152              $ 155,000
                                                                          ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Mortgages and other debt                                                 $ 105,055              $ 107,128
Accounts payable and accrued expenses                                        4,638                  5,229
Prepaid rents and other tenant liabilities                                   1,712                  1,795
Other liabilities                                                              859                    901
                                                                      ------------           ------------
   Total liabilities                                                       112,264                115,053

MINORITY INTERESTS                                                           5,894                  6,419

SHAREHOLDERS' EQUITY:

Common shares ($.01 par value, 50,000 shares authorized, 2,870                  29                     29
   and 2,845 issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively)
Additional paid-in capital                                                  34,407                 34,056
Retained earnings (deficit)                                                 (1,442)                  (557)
                                                                       -----------           ------------
   Total shareholders' equity                                               32,994                 33,528
                                                                        ----------             ----------
     Total liabilities and shareholders' equity                          $ 151,152              $ 155,000
                                                                          ========               ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                      Nine months ended      Nine months ended
                                                                     September 30, 2000      September 30, 1999
                                                                     ------------------      ------------------
                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                  $ (885)              $(1,184)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
     Loss from joint ventures                                                     -                   622
     Minority interests in net loss                                            (153)                  (98)
       Extraordinary charge on prepayment of debt, net
       of minority interests of $0                                                -                   568
       and $100 respectively
     Depreciation                                                             3,934                 3,517
     Amortization                                                               295                   269
   Changes in assets and liabilities:
     Restricted cash                                                            114                   648
     Tenant accounts receivable                                                (248)                  809
     Deferred costs and other assets                                           (133)                 (125)
     Accounts payable and accrued expenses                                     (590)                 (655)
     Other liabilities                                                          (42)                  297
     Prepaid rents and other tenant liabilities                                 (83)                  (38)
                                                                           --------             ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,209                 4,630
                                                                             ------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                             (1,829)               (2,614)
                                                                             ------               -------
       CASH USED IN INVESTING ACTIVITIES                                     (1,829)               (2,614)
                                                                             ------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of HGP partnership units                                            (20)                    -
   Principal payments on mortgages and other debt                            (2,073)              (52,289)
   Proceeds from borrowings                                                       -                50,655
   Prepayment penalty                                                             -                  (508)
   Debt issue costs                                                               -                  (825)
                                                                         ----------              --------
   NET CASH USED IN FINANCING ACTIVITIES                                     (2,093)               (2,967)
                                                                             ------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,713)                 (951)

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                                    4,955                 2,686
                                                                            -------               -------
       END OF PERIOD                                                         $3,242               $ 1,735
                                                                             ======                ======

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

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of September 30, 2000, HGP owned approximately 84.8% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

                                                                                (IN THOUSANDS)

                      Real estate                                                    $141,158
                      Other assets                                                     21,258
                                                                                   ----------
                                                                                     $162,416
                                                                                     ========
                      Mortgages and other debt                                       $115,514
                      Other liabilities                                                 6,337
                      Minority interests                                                7,763
                      Shareholders' equity                                             32,802
                                                                                   ----------
                                                                                     $162,416
                                                                                     ========

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

Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Outlet Center, and MG Long Island Limited Partnership, which owns vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL PRESENTATION

The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be achieved in future periods.

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

Amounts included under buildings and improvements on the condensed consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives, which are:

                   Buildings and improvements                     31.5 years
                   Tenant improvements                            10 years or lease term, if less
                   Furniture, fixtures or equipment               3 - 7 years

Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of September 30, 2000 and December 31, 1999, no properties were classified as held for sale.

CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 6) and includes $1.1 million in capital improvement and tenant allowance reserves, $1.8 million in real estate tax, insurance and ground lease escrows, and $.7 million for debt service and operating expenses at September 30, 2000.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

Prior to September 1, 1999, the Company owned a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited Partnership, which partnerships own the Bellport Outlet Center. The Company also owned a 95% interest in MG Long Island

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
Limited Partnership which owned 14 acres of raw land. Such interests were recorded at fair value upon formation of the Company based on the estimated fair value of the Company's interests in the underlying real estate and related advances. The Company accounted for such investments (in consideration of its priority return position) under the equity method of accounting reflecting the Company's attributable share of income and loss in the statements of operations. On September 1, 1999, the Company transferred its interests in these partnerships to Prime (see Note 7).

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

MINORITY INTERESTS

Minority interests represent the interests of unitholders of HGP LP, other than the Company. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.2% at September 30, 2000. During the nine months ended September 30, 2000, 25,098 units were converted into shares of common stock.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $812,000 and $437,000 of accrued straight line rents at September 30, 2000 and December 31, 1999, respectively, which are expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

OTHER REVENUE

Other revenue consists primarily of interest income, income related to marketing services that is recovered from tenants pursuant to lease agreements and income from tenants with lease terms of less than one year.

SHARE OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its options on common shares. Under APB 25, no compensation expense

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
is recognized because the exercise price of the Company's employee share options equals or exceeds the market price of the underlying shares at the date of grant.

NOTE 3 - SUMMARIZED FINANCIAL INFORMATION

Historical condensed combined financial information of the joint ventures which owned the Bellport Outlet Center in Bellport, New York, in which the Company held interests prior to September 1, 1999 (see Note 7), is summarized as follows:

                                                              Eight months ended
                                                                August 31, 1999
                                                              ------------------
                                                                (IN THOUSANDS)
              Total revenue                                        $  2,711

              Net loss                                               (1,317)

              Total assets                                           30,672

              Total liabilities                                      33,275

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three months ended     Three months ended     Nine months ended      Nine months ended
                                           September 30, 2000     September 30, 1999     September 30, 2000    September 30, 1999
                                           ------------------     ------------------     ------------------    -------------------
NUMERATOR:

Net loss - basic                                 $ (370)             $    (651)             $    (885)              $  (1,184)
Extraordinary charge - net                            -                    568                      -                     568
Minority interests of unitholders                   (62)                     7                   (153)                    (98)
                                                 ------              ---------              ---------               ---------
Net loss - diluted                               $ (432)             $     (76)             $  (1,038)              $    (714)
                                                 ======              =========               ========               =========

DENOMINATOR:

Weighted average shares outstanding -             2,870                  2,844                  2,860                   2,816
basic

Effect of diluted securities:
   Converting units to shares                       515                    545                    528                     573
   Employee stock options                             3                      -                      1                       -
                                                 ------                -------                  -----                --------
Weighted average shares outstanding -             3,388                  3,389                  3,389                   3,389
diluted                                          ======                =======                  ======               ========


Net loss per share - before                      $(0.13)             $   (0.03)             $   (0.31)              $   (0.22)
extraordinary charge
Extraordinary charge                                 -                   (0.20)                   -                     (0.20)
                                                 -------               -------              ----------                ---------
Net loss                                         $(0.13)             $   (0.23)             $   (0.31)              $   (0.42)
                                                 =======                =======              =========                ========

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the periods presented.

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

NOTE 6 - MORTGAGE DEBT AND OTHER LIABILITIES

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108.2 million. The outstanding balance equaled $55.8 million and $57.1 million as of September 30, 2000 and December 31, 1999, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 8.52% and 8.36% as of September 30, 2000 and December 31, 1999, respectively. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center at September 30, 2000. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

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

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans with initial balances totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans with initial balances totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $46.0 million at September 30, 2000 and $46.4 million at December 31, 1999. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
The Company has loans secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.5 million on September 30, 2000 and $2.7 million on December 31, 1999. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 9.1% and 8.5% at September 30, 2000 and December 31, 1999, respectively.

The Company owns approximately 89 acres of undeveloped land in Muskegon, Michigan, which it acquired as part of the consideration from the transfer of its interests in the Bellport Outlet Center (see Note 7). Portions of this land are subject to land contracts with a total balance of $591,000 as of September 30, 2000 and $776,000 at December 31, 1999. As of September 30, 2000, the
interest rates vary from 9.5% to 10.0%. Monthly debt service payments total $5,200 through June 2001, and $4,200 through January 2002 with balloon payments due on these two dates of $125,000 and $458,000, respectively.

In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of September 30, 2000, the components of such indebtedness included (1) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan (with a principal balance of $2.5 million on September 30, 2000 and $2.7 million on December 31, 1999), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The terms of the Working Capital Agreement require the Company to repay any outstanding balance on the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net sale proceeds or from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee Agreement. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees which has been paid through September 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the nine months ended September 30, 2000 and 1999, the Company paid premiums totaling approximately $576,000 and $561,000, respectively, on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. During the nine months ended September 30, 2000 and 1999, the Company incurred rent expense of $80,000 and $90,000, respectively.

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

In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the

Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. At the date of the merger, Prime transferred $3.0 million to the Company as a partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the transfer of its interests in the joint ventures

                         HORIZON GROUP PROPERTIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
related to the outlet center in Bellport, New York (see Note 1). The consideration for the transfer of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan subject to $800,000 of land contract payments. No gain or loss was recognized in conjunction with the settlement of the Working Capital Agreement.

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

NOTE 8 - SEGMENT INFORMATION

The Company currently operates thirteen shopping centers located in ten states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts, means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. This definition, approved by NAREIT in October 1999, clarified the treatment of non-recurring items that were not considered "extraordinary" under GAAP. NAREIT adopted this new definition effective January 1, 2000 and required that prior periods be restated accordingly. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of income (loss) before minority interests to diluted FFO is as follows:

                         HORIZON GROUP PROPERTIES, INC.
                 Notes to Condensed Consolidated Financial Statements
                                       (unaudited)

                                                                       Nine                    Nine
                                                                   months ended            months ended
                                                                September 30, 2000      September 30, 1999
                                                                ------------------      ------------------

         Loss before minority interests                              $  (1,038)             $  (1,381)
             FFO adjusted depreciation and amortization (1)              3,955                  4,318
             Extraordinary charge, including minority
             interests                                                       -                    668
                                                                   -----------              ---------

         FFO                                                         $   2,917              $   3,605
                                                                     =========              =========

         FFO per share                                               $     .86              $    1.06
                                                                     =========              =========

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

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 2000
                                   (unaudited)

INTRODUCTION

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of September 30, 2000, owned approximately 84.8% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

GENERAL OVERVIEW

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of September 30, 2000, HGP's portfolio consisted of 12 factory outlet centers and one power center located in 10 states comprising an aggregate of approximately 2.7 million square feet of gross leasable area ("GLA"). Ten of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS
                            ENDED SEPTEMBER 30, 1999

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 2000
                                   (unaudited)

The net loss before minority interests was $432,000 for the three months ended September 30, 2000 compared to a net loss before minority interests of $76,000 for the three months ended September 30, 1999. The main components of this change were lower rents and increased depreciation expense, partially offset by decreases in general and administrative expense and the loss recorded in 1999 from joint ventures which were transferred to Prime Retail on September 1, 1999.

Total revenue decreased $594,000 in the three months ended September 30, 2000 compared to the same period in the prior year primarily as a result of a decrease in base rents due to reductions in rental rates for several tenants, and a reduction in expense recoveries due to a decline in the percentage of tenants subject to these charges.

Real estate tax expense decreased $80,000 in the three months ended September 30, 2000 compared to the same period in the prior year mainly due to decreases in the tax assessments for several properties and the sale of the New Mexico Center in December 1999.

General and administrative expense decreased $177,000 in the three months ended September 30, 2000 compared to the same period in the prior year mainly as a result of reductions in corporate staffing and indirect debt restructuring fees of $115,000 reported in the three months ended September 30, 1999. This decrease was partially offset by higher legal fees in the three months ended September 30, 2000 partially due to the amendment of the Company's charter.

Interest expense increased $52,000 in the three months ended September 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt, and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. Partially offsetting the increase in interest rates was a net reduction in debt outstanding of $2.6 million from September 30, 1999 to September 30, 2000.

The average effective interest rate on the Nomura facility for the three months ended September 30, 1999 was 7.09% compared to 8.53% for the three months ended September 30, 2000. The balance of the Nomura facility was $57.4 million as of September 30, 1999 and $55.8 million as of September 30, 2000. The total principal balance of the JP Morgan loans was $46.6 million as of September 30, 1999 and $46.0 million as of September 30, 2000 with interest at a fixed rate of 8.46%. In September 1999, the Company assumed loans totaling $591,000 as of September 30, 2000 in connection with land located in Muskegon, Michigan. The average interest rate on these loans was approximately 9.60% for the three months ended September 30, 2000.

The Company accounted for its investments in the joint ventures which own the Bellport Outlet Center utilizing the equity method. On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime.

An extraordinary charge on debt prepayment of $568,000, net of minority interests, was incurred in the three months ended September 30, 1999. This charge reflected the exit fees paid and unamortized loan fees charged to expense in connection with the refinancing of six properties with JP Morgan (see Note
6). There were no similar costs recorded in the three months ended September 30, 2000.

Average occupancy for the Company's total portfolio of properties for the three months ended September 30, 2000 was 83.3% compared to 81.5% for the three months ended September 30, 1999. Occupancy of the Company's total portfolio at September 30, 2000 and 1999, was 83.3% and 81.8%, respectively.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 2000
                                   (unaudited)

Total revenue decreased $1.7 million in the nine months ended September 30, 2000 compared to the same period in the prior year primarily as the result of a decrease in rental revenue due to reductions in rental rates for several tenants, and a reduction in expense recoveries due to a decline in the percentage of tenants subject to these charges.

Real estate tax expense decreased $688,000 in the nine months ended September 30, 2000 compared to the same period in the prior year mainly due to a refund of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan and a decrease in the current tax assessments for this and several other properties. Land lease and other expense decreased $339,000 in the nine months ended September 30, 2000 compared to the same period in the prior year mainly due to reductions in marketing landlord contributions and a reduction in bad debt reserves.

General and administrative expense decreased $685,000 in the nine months ended September 30, 2000 compared to the same period in the prior year mainly as a result of unsuccessful merger costs of $333,000 and indirect debt restructuring fees of $189,000 reported in the nine months ended September 30, 1999. There were no similar costs recorded in the nine months ended September 30, 2000. In addition, savings were realized in the nine months ended September 30, 2000 due to a reduction in corporate staffing compared to the same period in the prior year.

Interest expense increased $587,000 in the nine months ended September 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. Offsetting the increase in interest rates was a net reduction in debt outstanding of $2.6 million from September 30, 1999 to September 30, 2000.

The average effective interest rate on the Nomura facility for the nine months ended September 30, 1999 was 6.93% compared to 8.20% for the nine months ended September 30, 2000. In September 1999, the Company assumed loans totaling $591,000 as of September 30, 2000 in connection with land located in Muskegon, Michigan. The average interest rate on these loans was approximately 9.6% for the nine months ended September 30, 2000.

The Company accounted for its investments in the joint ventures which own the Bellport Outlet Center utilizing the equity method. On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime.

An extraordinary charge on debt prepayment of $568,000, net of minority interests, was incurred in the nine months ended September 30, 1999. This charge reflected the exit fees paid and unamortized loan fees charged to expense in connection with the refinancing of six properties with JP Morgan (see Note 6). There were no similar costs recorded in the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the aggregate amount of outstanding mortgages and other debt was approximately $105.1 million. The Company is contemplating the expansion of its Tulare Outlet Center and has completed approximately 36,000 square feet of partially finished space at its center in Medford, Minnesota. The Company is obligated to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura and the JP Morgan loans (each as hereinafter defined). At September 30, 2000 there was approximately $1.1 million deposited in escrows with Nomura and JP Morgan which the Company believes is sufficient to complete the work required under the HGP Credit Facility and JP Morgan loans. The Company expects to fund other capital improvements with additional borrowings, existing cash balances or cash flow from operations.

The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $3.6 million as of September 30, 2000, including the capital improvement escrows described above. Funds are dispersed to or on behalf

                       HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 2000
                                   (unaudited)

of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

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

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and has a balance of $55.8 million at September 30, 2000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's 12 outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and
(ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance was $46.0 million at September 30, 2000. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.4 million for the JP Morgan Loans.

Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). The terms of the Working Capital Agreement require the Company to repay any outstanding balance on indebtedness on which Prime is contingently liable to the extent of net sale proceeds or from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico, to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee Agreement. In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until Prime is released from its guarantee obligations related to the HGP Credit Facility. The Company has paid this fee through September 2000.

The Company has loans secured by a mortgage on the office building and related equipment, which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on these loans was $2.5 million on September 30, 2000 and $2.7 million on December 31, 1999. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement.

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
             For the three and nine months ended September 30, 2000
                                   (unaudited)

The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan in the transfer of its interests in the Bellport Outlet Center. Portions of this land are subject to land contracts with a total balance of $591,000 as of September 30, 2000. The interest rates vary from 9.5% to 10.0%. Monthly debt service payments total $5,200 through June 2001, and $4,200 through January 2002 with balloon payments due on these two dates of $125,000 and $458,000, respectively.

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

                         HORIZON GROUP PROPERTIES, INC.
             Quantitative and Qualitative Disclosures of Market Risk
                                   (unaudited)


The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $55.8 million at September 30, 2000. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. The monthly interest rates applicable from June 15, 1998 to September 30, 2000 ranged from 6.80% to 8.54%. As of September 30, 2000, the effective rate was 8.52%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the LIBOR of 174 basis points (1.74%).


   PRINCIPAL AMOUNT          CHANGE IN LIBOR RATE        CHANGE IN INTEREST EXPENSE      PER SHARE - DILUTED
    ----------------          --------------------        --------------------------      -------------------
       $55,800,000                    1.74%                        $970,900                      $.29


INFLATION

HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGES IN SECURITIES

The shareholders of the Company approved amendments to the corporate charter at the annual meeting held on August 29, 2000, which limit the ownership by any shareholder to no more than 4.9% of the Company's shares. Shareholders owning more than 4.9% of the Company's shares prior to the filing of the amendments to the charter remain subject to the former 9.9% limit. The corporate charter was amended to preserve the ability to utilize the Company's net operating losses for federal income tax purposes. The shareholders approved this change subject to the receipt of a favorable ruling from the Internal Revenue Service that the amendments would not affect the Company's status as a Real Estate Investment Trust. The Company received this favorable opinion and such amendments first became effective as of October 20, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on August 29, 2000. At such meeting, the shareholders of the Company elected Governor Jim Edgar (for: 2,843,019 shares; withheld: 14,508 shares) as a director of the Company. The shareholders also ratified the appointment of Ernst & Young LLP (for: 2,852,780 shares; against: 1,883 shares; withheld: 2,860 shares) as the Company's independent auditors for the fiscal year ending December 31, 2000. The shareholders also approved the Articles of Amendment and Restatement of the Corporation (for: 2,573,290 shares; against: 277,520 shares; withheld: 6,717 shares) conditioned upon the receipt of a favorable ruling from the Internal Revenue Service ("IRS") that the amendments would not affect the company's status as a Real Estate Investment Trust. The Company received this favorable opinion and such amendments first became effective as of October 20, 2000.

ITEM 5.  OTHER INFORMATION  - None

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 3(i) Articles of Incorporation of Horizon Group Properties, Inc. (the "Company") (1)
Exhibit 3(ii)     By-laws of the Company (1)
Exhibit 3(iii)    Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)     Articles of Amendment and Restatement of the Company (8)
Exhibit 4.1 Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1 Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2 Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3      Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4      Employment Agreement between Gary J. Skoien and the Company
                  (1)
Exhibit 10.5      Employment Agreement between David R. Tinkham and the Company
                  (1)
Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7      Form of Registration Rights Agreement (1)
Exhibit 10.8 Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9      Employment Agreement between Richard Berman and the Company
                  (3)
Exhibit 10.10     Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11 Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12 Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13 Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14 Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation
                  (2)
Exhibit 10.15 Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19     Form of Option Agreement (3)
Exhibit 10.20 Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21 Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22 Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23     Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24 Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25 First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

Exhibit 10.26 Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27 Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28 Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29 Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30 Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31 Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32 Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33     Agreement between Andrew F. Pelmoter and the Company (7)
Exhibit 10.34 Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000
Exhibit 10.35 Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000
Exhibit 27        Financial Data Schedule


1   Incorporated by reference to the Company's Registration Statement on Form
      10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2   Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3   Incorporated by reference to the Company's Form 10-Q dated as of August 14,
      1998 (Commission file no. 0-24123).
4   Incorporated by reference to the Company's Form 10-Q dated as of May 17,
      1998 (Commission file no. 0-24123).
5   Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).
6   Incorporated by reference to the Company's Form 10-K dated as of March 6,
      2000 (Commission file no. 0-24123).
7   Incorporated by reference to the Company's Form 10-Q dated as of May 15,
      2000 (Commission file no. 0-24123).
8   Incorporated by reference to the Company's Definitive Proxy Statement dated as of July 12, 2000 (Commission file no. 0-24123).



(b)   Reports on Form 8-K - None

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORIZON GROUP PROPERTIES, INC.
                                   Registrant

Date:    November 13, 2000          By: /s/ Gary J. Skoien
--------------------------          --------------------------------------------
                                    Gary J. Skoien, President and
                                    Chief Executive Officer

Date:    November 13, 2000          By: /s/ David R. Tinkham
--------------------------          --------------------------------------------
                                    David R. Tinkham, Chief Accounting
                                    and Chief Financial Officer