Form 10-Q/A
period 2000-03-31
HORIZON GROUP PROPERTIES INC
filed 2001-02-02
CIK 1060744

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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
                                                                =========

                         HORIZON GROUP PROPERTIES, INC.
                              Index to Form 10-Q/A

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

Signatures .................................................................23

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                        Three months ended   Three months ended
                                          March 31, 2000       March 31, 1999
                                        ------------------   ------------------
                                           (thousands, except per share data)
REVENUE

  Base rent                                   $ 5,058              $ 5,520
  Percentage rent                                  42                   30
  Expense recoveries                            1,302                1,515
  Other                                           373                  439
                                              -------              -------
   Total revenue                                6,775                7,504
                                              -------              -------

EXPENSES

  Property operating                            1,574                1,621
  Real estate taxes                               348                  865
  Land leases and other                           508                  616
  Depreciation and amortization                 1,313                1,199
  General and administrative                    1,049                1,254
  Interest                                      2,520                2,168
                                              -------              -------
   Total expenses                               7,312                7,723
                                              -------              -------

Loss from joint ventures                           --                 (306)
                                              -------              -------

Loss before minority interests                   (537)                (525)

Minority interests                                (73)                 (90)
                                              -------              -------

Net loss                                      $  (464)             $  (435)
                                              =======              =======

PER COMMON SHARE - BASIC AND DILUTED:
  Net loss - basic and diluted                $ (0.16)             $ (0.16)
                                              =======              =======

Weighted average common shares
outstanding
  Basic                                         2,848                2,791
                                              =======              =======
  Diluted                                       3,389                3,389
                                              =======              =======

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

                                                March 31,        December 31,
                                                  2000               1999
                                                ---------        ------------
                                                        (thousands)
ASSETS
Real estate - at cost:
  Land                                         $  13,105          $  13,094
  Buildings and improvements                     136,082            135,479
  Less accumulated depreciation                   (8,421)            (7,154)
                                                --------           --------
   Total net real estate                         140,766            141,419
                                                --------           --------

Cash and cash equivalents                          3,348              4,955
Restricted cash                                    3,365              3,757
Tenant accounts receivable                         1,488              1,351
Deferred costs (net of accumulated
 amortization of $466 and $372 at March
 31, 2000 and March 31, 1999, respectively)        1,880              1,810
Other assets                                       1,682              1,708
                                                --------           --------
  Total assets                                  $152,529           $155,000
                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Mortgages and other debt                        $106,542           $107,128
Accounts payable and accrued expenses              4,215              5,229
Prepaid rents and other tenant liabilities         1,475              1,795
Other liabilities                                    887                901
                                                --------           --------
  Total liabilities                              113,119            115,053

MINORITY INTERESTS                                 6,286              6,419

SHAREHOLDERS' EQUITY:

Common shares ($.01 par value, 50,000 shares
authorized, 2,849 and 2,845 issued and
outstanding at March 31, 2000 and
December 31, 1999, respectively)                      29                 29
Additional paid-in capital                        34,115             34,056
Retained earnings (deficit)                       (1,020)              (557)
                                                --------           --------
  Total shareholders' equity                      33,124             33,528
                                                --------           --------
   Total liabilities and shareholders' equity   $152,529           $155,000
                                                ========           ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                               Three months     Three months
                                                   ended            ended
                                              March 31, 2000    March 31, 1999
                                              --------------    --------------
                                                        (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (464)      $   (435)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
   Loss from joint ventures                             -            306
   Minority interests in net loss                     (73)           (90)
   Depreciation                                     1,269          1,167
   Amortization                                        90             77
  Changes in assets and liabilities:
   Restricted cash                                    392            378
   Tenant accounts receivable                        (137)           416
   Deferred costs and other assets                   (136)          (476)
   Accounts payable and accrued expenses           (1,014)          (980)
   Other liabilities                                  (14)            58
   Prepaid rents and other tenant
     liabilities                                     (320)          (220)
                                                  -------        -------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                          (407)           201
                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for real estate and
    improvements                                     (614)        (1,101)
                                                  -------        -------
     CASH USED IN INVESTING ACTIVITIES               (614)        (1,101)
                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgages and other
    debt                                             (586)        (1,446)
  Proceeds from borrowings                              -          1,000
                                                  -------        -------
     NET CASH USED IN FINANCING ACTIVITIES           (586)          (446)
                                                  -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,607)        (1,346)

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                            4,955          2,686
                                                  -------        -------
     END OF PERIOD                               $  3,348       $  1,340
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

This Form 10-Q/A has been filed to reflect a change in accrued repayment fees on the Company's credit facility with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America from 1% to 2%.

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


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                           Three months     Three months
                                               ended           ended
                                          March 31, 2000   March 31, 1999
                                          --------------   --------------
NUMERATOR:
Net loss - basic                          $    (464)        $    (435)
Minority interests of unitholders               (73)              (90)
                                          ---------         ---------
Net loss - diluted                        $    (537)        $    (525)
                                          =========         =========

DENOMINATOR:
Weighted average shares outstanding -
  basic                                       2,848             2,791
Effect of converting units to shares            541               598
                                          ---------         ---------
Weighted average shares outstanding -
  diluted                                     3,389             3,389
                                          =========         =========
Net loss per share - basic and diluted    $   (0.16)           $(0.16)
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

The Company incurred a 1% repayment fee in connection with the prepayment of $46.8 million, as described above. This fee was an amount negotiated with Nomura and was recognized as a component of the extraordinary charge on prepayment of debt in 1999. The Company is recognizing repayment fees of 2% related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the HGP Credit Facility.

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

                                                  Three             Three
                                               months ended      Months ended
                                              March 31, 2000    March 31, 1999
                                              --------------    --------------
            Loss before minority interests       $ (537)           $ (525)
              FFO adjusted depreciation and
                amortization (1)                  1,267             1,511
                                                 ------            ------

            FFO                                  $  730            $  986
                                                 ======            ======
            FFO per share                        $ 0.22            $ 0.29
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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

The net loss before minority interests was $537,000 for the three months ended March 31, 2000 compared to net loss before minority interests of $525,000 for the three months ended March 31, 1999. The main components of this change were decreases in real estate tax and general and administrative expense, partially offset by lower rents and increased interest expense.

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

Interest expense increased $352,000 in the three months ended March 31, 2000 compared to the same period in the prior year. The primary factors causing the increase were an increase in interest rates which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999, which carry a fixed rate, but which rate was greater than the effective rate on the Nomura loan for the same period in the prior year. The first quarter 2000 expense also includes an accrual for the repayment fees on the remaining Nomura debt. Offsetting the increase in interest rates was a net reduction in debt outstanding of $7.8 million from March 31, 1999 to March 31, 2000.

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

                                    HORIZON GROUP PROPERTIES, INC.
                                    Registrant

DATE: FEBRUARY 2, 2001              BY: /s/ GARY J. SKOIEN
----------------------              ------------------------------------
                                    Gary J. Skoien, President and
                                    Chief Executive Officer


DATE: FEBRUARY 2, 2001              BY: /s/ DAVID R. TINKHAM
----------------------              ------------------------------------
                                    David R. Tinkham, Chief Accounting
                                    and Chief Financial Officer