Form 10-Q/A
period 2000-06-30
HORIZON GROUP PROPERTIES INC
filed 2001-02-02
CIK 1060744

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

                         HORIZON GROUP PROPERTIES, INC.
                              Index to Form 10-Q/A
                                  June 30, 2000

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

Signatures.......................................................................................................25

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                              Three months ended           Three months ended
                                                                 June 30, 2000               June 30, 1999
                                                              -----------------------------------------------
                                                                    (thousands, except per share data)
REVENUE
   Base rent                                                        $ 5,339                       $ 5,538
   Percentage rent                                                       27                            34
   Expense recoveries                                                 1,275                         1,533
   Other                                                                285                           203
                                                                  ---------                     ---------
     Total revenue                                                    6,926                         7,308
                                                                  ---------                     ---------

EXPENSES
   Property operating                                                 1,546                         1,533
   Real estate taxes                                                    761                           852
   Land leases and other                                                177                           329
   Depreciation and amortization                                      1,285                         1,208
   General and administrative                                           874                         1,177
   Interest                                                           2,569                         2,169
                                                                  ---------                     ---------
     Total expenses                                                   7,212                         7,268
                                                                  ---------                     ---------

Loss from joint ventures                                                 -                           (152)
                                                                  ---------                     ---------

Loss before minority interests                                         (286)                         (112)

Minority interests                                                       52                            14
                                                                  ---------                     ---------

Net loss                                                           $   (234)                    $     (98)
                                                                  =========                     =========

PER COMMON SHARE - BASIC AND DILUTED:
   Net loss - basic and diluted                                    $  (0.08)                    $   (0.03)
                                                                  =========                     =========

Weighted average common shares outstanding
   Basic                                                              2,861                         2,810
                                                                  =========                     =========
   Diluted                                                            3,389                         3,389
                                                                  =========                     =========



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                               Six months ended             Six months ended
                                                                 June 30, 2000                June 30, 1999
                                                               ---------------------------------------------
                                                                    (thousands, except per share data)
REVENUE
   Base rent                                                        $10,397                       $11,058
   Percentage rent                                                       69                            64
   Expense recoveries                                                 2,577                         3,047
   Other                                                                658                           642
                                                                  ---------                     ---------
     Total revenue                                                   13,701                        14,811
                                                                  ---------                     ---------

EXPENSES
   Property operating                                                 3,120                         3,153
   Real estate taxes                                                  1,109                         1,717
   Land leases and other                                                685                           944
   Depreciation and amortization                                      2,598                         2,407
   General and administrative                                         1,923                         2,431
   Interest                                                           5,089                         4,337
                                                                  ---------                     ---------
     Total expenses                                                  14,524                        14,989
                                                                  ---------                     ---------

Loss from joint ventures                                                 -                           (459)
                                                                  ---------                     ---------

Loss before minority interests                                         (823)                         (637)

Minority interests                                                      125                           104
                                                                  ---------                     ---------

Net loss                                                           $   (698)                     $   (533)
                                                                  =========                     =========

PER COMMON SHARE - BASIC AND DILUTED:
   Net loss - basic and diluted                                    $  (0.24)                     $  (0.19)
                                                                  =========                     =========

Weighted average common shares outstanding
   Basic                                                              2,855                         2,801
                                                                  =========                     =========
   Diluted                                                            3,389                         3,389
                                                                  =========                     =========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                                       June 30, 2000         December 31, 1999
                                                                       ---------------------------------------
                                                                                     (thousands)

ASSETS
   Real estate - at cost:
   Land                                                                  $  13,107              $  13,094
   Buildings and improvements                                              136,717                135,479
   Less accumulated depreciation                                            (9,676)                (7,154)
                                                                       -----------            -----------
     Total net real estate                                                 140,148                141,419
                                                                       -----------            -----------

Cash and cash equivalents                                                    2,332                  4,955
Restricted cash                                                              3,894                  3,757
Tenant accounts receivable                                                   2,074                  1,351
Deferred costs (net of accumulated amortization of $589 and
   $372 at June 30, 2000 and December 31, 1999, respectively)                1,879                  1,810
Other assets                                                                 1,317                  1,708
                                                                       -----------            -----------
   Total assets                                                           $151,644               $155,000
                                                                       ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgages and other debt                                                  $105,753               $107,128
Accounts payable and accrued expenses                                        4,287                  5,229
Prepaid rents and other tenant liabilities                                   1,608                  1,795
Other liabilities                                                              873                    901
                                                                       -----------            -----------
   Total liabilities                                                       112,521                115,053

MINORITY INTERESTS                                                           5,994                  6,419

SHAREHOLDERS' EQUITY:
Common shares ($.01 par value, 50,000 shares authorized,                        29                     29
   2,870 and 2,845 issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively)
Additional paid-in capital                                                  34,354                 34,056
Retained earnings (deficit)                                                 (1,254)                  (557)
                                                                       -----------            -----------
   Total shareholders' equity                                               33,129                 33,528
                                                                       -----------            -----------
     Total liabilities and shareholders' equity                           $151,644               $155,000
                                                                       ===========            ===========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             HORIZON GROUP PROPERTIES, INC.
                    Condensed Consolidated Statements of Cash Flows
                                      (unaudited)


                                                                      Six months ended     Six months ended
                                                                        June 30, 2000        June 30, 1999
                                                                      ----------------     ----------------
                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $    (698)           $     (533)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Loss from joint ventures                                                     -                   459
     Minority interests in net loss                                            (125)                 (104)
     Depreciation                                                             2,560                 2,337
     Amortization                                                               129                   160
   Changes in assets and liabilities:
     Restricted cash                                                           (137)                  472
     Tenant accounts receivable                                                (723)                  919
     Deferred costs and other assets                                            192                  (243)
     Accounts payable and accrued expenses                                     (940)                 (820)
     Other liabilities                                                          (28)                  183
     Prepaid rents and other tenant liabilities                                (187)                  329
                                                                         ----------           -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 43                 3,159
                                                                         ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                             (1,291)               (1,933)
                                                                         ----------           -----------
       CASH USED IN INVESTING ACTIVITIES                                     (1,291)               (1,933)
                                                                         ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgages and other debt                            (1,375)               (4,894)
   Proceeds from borrowings                                                       -                 4,000
   Debt issue costs                                                               -                  (181)
                                                                         ----------           -----------
   NET CASH USED IN FINANCING ACTIVITIES                                     (1,375)               (1,075)
                                                                         ----------           -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,623)                  151

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                                    4,955                 2,686
                                                                         ----------           -----------
       END OF PERIOD                                                       $  2,332             $   2,837
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

This Form 10-Q/A has been filed to reflect a change in the accrued repayment fees on the Company's credit facility with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, from 1% to 2%.

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


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                           Three months ended     Three months ended      Six months ended      Six months ended
                                              June 30, 2000          June 30, 1999         June 30, 2000          June 30, 1999
                                           ------------------     ------------------      ----------------      ----------------
NUMERATOR:
Net loss - basic                              $    (234)            $      (98)             $    (698)              $    (533)
Minority interests of unitholders                   (52)                   (14)                  (125)                   (104)
                                              ---------             ----------              ---------               ---------
Net loss - diluted                            $    (286)            $     (112)             $    (823)              $    (637)
                                              =========             ==========              =========               =========

DENOMINATOR:
Weighted average shares outstanding               2,861                  2,810                  2,855                   2,801
-basic
Effect of converting units to shares                528                    579                    534                     588
                                              ---------             ----------              ---------               ---------
Weighted average shares outstanding               3,389                  3,389                  3,389                   3,389
                                              =========             ==========              =========               =========
-diluted
Net loss per share - basic and diluted        $   (0.08)            $    (0.03)             $   (0.24)              $   (0.19)
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

                                                                        Six                    Six
                                                                   months ended            months ended
                                                                   June 30, 2000          June 30, 1999
                                                                   -------------          -------------
         Loss before minority interests                              $  (823)               $  (637)
             FFO adjusted depreciation and amortization (1)            2,506                  2,972
                                                                     -------                -------
         FFO                                                         $ 1,683                $ 2,335
                                                                     =======                =======
         FFO per share                                               $  0.50                $  0.69
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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

The net loss before minority interests was $286,000 for the three months ended June 30, 2000 compared to a net loss before minority interests of $112,000 for the three months ended June 30, 1999. The main components of this change

                         HORIZON GROUP PROPERTIES, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For the three and six months ended June 30, 2000
                                   (unaudited)


were lower rents and increased interest expense, partially offset by decreases in real estate tax and general administrative expense.

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

Interest expense increased $400,000 in the three months ended June 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt, and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. The second quarter of 2000 expense also includes an accrual for the repayment fees on the remaining Nomura debt. Offsetting the increase in interest rates was a net reduction in debt outstanding of $8.1 million from June 30, 1999 to June 30, 2000.

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

Interest expense increased $752,000 in the six months ended June 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. The six months ended June 30, 2000 also includes an accrual for the repayment fees on the remaining Nomura debt. Offsetting the increase in interest rates was a net reduction in debt outstanding of $8.1 million from June 30, 1999 to June 30, 2000.

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