Form 10-Q/A
period 2000-09-30
HORIZON GROUP PROPERTIES INC
filed 2001-02-02
CIK 1060744

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
                                                                 =========

                         HORIZON GROUP PROPERTIES, INC.
                               Index to Form 10-Q/A
                               September 30, 2000

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

Signatures.......................................................................................................25

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                              Three months ended           Three months ended
                                                               September 30, 2000          September 30, 1999
                                                            -------------------------- --------------------------
                                                                      (thousands, except per share data)
REVENU
   Base rent                                                      $   5,454                       $ 5,677
   Percentage rent                                                       58                            53
   Expense recoveries                                                 1,194                         1,502
   Other                                                                302                           370
                                                                   --------                       -------
     Total revenue                                                    7,008                         7,602
                                                                    -------                       -------

EXPENSES
   Property operating                                                 1,515                         1,555
   Real estate taxes                                                    719                           799
   Land leases and other                                                339                           418
   Depreciation and amortization                                      1,494                         1,244
   General and administrative                                           860                         1,037
   Interest                                                           2,622                         2,461
                                                                    -------                       -------
     Total expenses                                                   7,549                         7,514
                                                                    -------                       -------

Loss from joint ventures                                                  -                          (164)
                                                                   --------                       -------

Loss before minority interests and extraordinary charge                (541)                          (76)

Minority interests                                                       79                            (7)
                                                                  ---------                       -------

Loss before extraordinary charge                                       (462)                          (83)

Extraordinary charge on prepayment of debt in 1999, net                   -                          (568)
 of  minority interests of $100
                                                                  ----------                      --------

Net loss                                                          $    (462)                      $  (651)
                                                                     ======                       ========

PER COMMON SHARE - BASIC AND DILUTED:

  Loss before extraordinary charge                                $   (0.16)                      $ (0.03)
   Extraordinary charge                                                   -                         (0.20)
                                                                  ----------                      --------
   Net loss                                                       $   (0.16)                      $ (0.23)
                                                                     =======                       =======
Weighted average common shares outstanding
   Basic                                                              2,870                         2,844
                                                                    =======                       =======
   Diluted                                                            3,388                         3,389
                                                                    =======                       =======

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                               Nine months ended           Nine months ended
                                                              September 30, 2000           September 30, 1999
                                                            ------------------------- --------------------------
                                                                    (thousands, except per share data)
REVENUE

   Base rent                                                       $ 15,851                       $16,735
   Percentage rent                                                      127                           117
   Expense recoveries                                                 3,771                         4,549
   Other                                                                960                         1,013
                                                                    -------                        ------
     Total revenue                                                   20,709                        22,414
                                                                    -------                       -------

EXPENSES

   Property operating                                                 4,635                         4,711
   Real estate taxes                                                  1,828                         2,516
   Land leases and other                                              1,023                         1,362
   Depreciation and amortization                                      4,093                         3,651
   General and administrative                                         2,783                         3,468
   Interest                                                           7,711                         6,798
                                                                   --------                       -------
     Total expenses                                                  22,073                        22,506
                                                                    -------                       -------

Loss from joint ventures                                                  -                          (622)
                                                                   --------                       -------

Loss before minority interests and extraordinary charge              (1,364)                         (714)

Minority interests                                                      204                            98
                                                                   --------                       -------

Loss before extraordinary charge                                     (1,160)                         (616)

Extraordinary charge on prepayment of debt in 1999, net                   -                          (568)
   of minority interests $100
                                                                   ---------                      --------

Net loss                                                           $ (1,160)                      $(1,184)
                                                                   ==========                     ========

PER COMMON SHARE - BASIC AND DILUTED:

   Net loss before extraordinary charge                            $  (0.41)                      $  (0.22)
   Extraordinary charge                                                  -                           (0.20)
                                                                 ----------                       --------
   Net loss                                                        $  (0.41)                      $  (0.42)
                                                                   ========                       ========
Weighted average common shares outstanding
   Basic                                                              2,860                         2,816
                                                                   ========                       ========
   Diluted                                                            3,389                         3,389
                                                                   ========                       ========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         HORIZON GROUP PROPERTIES, INC.
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                                    September 30, 2000       December 31, 1999
                                                                 -----------------------  ------------------------
                                                                                     (thousands)
ASSETS
Real estate - at cost:
   Land                                                                  $  13,122              $  13,094
   Buildings and improvements                                              137,125                135,479
   Less accumulated depreciation                                           (10,935)                (7,154)
                                                                        ----------            -----------
     Total net real estate                                                 139,312                141,419
                                                                         ---------              ---------

Cash  and cash equivalents                                                   3,242                  4,955
Restricted cash                                                              3,643                  3,757
Tenant accounts receivable                                                   1,599                  1,351
Deferred costs (net of accumulated amortization of $691 and                  1,742                  1,810
   $372 at September 30, 2000 and December 31, 1999,
   respectively)
Other assets                                                                 1,614                  1,708
                                                                       -----------            -----------
   Total assets                                                          $ 151,152              $ 155,000
                                                                          ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Mortgages and other debt                                                 $ 105,055              $ 107,128
Accounts payable and accrued expenses                                        4,963                  5,229
Prepaid rents and other tenant liabilities                                   1,712                  1,795
Other liabilities                                                              859                    901
                                                                      ------------           ------------
   Total liabilities                                                       112,589                115,053

MINORITY INTERESTS                                                           5,845                  6,419

SHAREHOLDERS' EQUITY:

Common shares ($.01 par value, 50,000 shares authorized, 2,870                  29                     29
   and 2,845 issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively)
Additional paid-in capital                                                  34,405                 34,056
Retained earnings (deficit)                                                 (1,716)                  (557)
                                                                       -----------           ------------
   Total shareholders' equity                                               32,718                 33,528
                                                                        ----------             ----------
     Total liabilities and shareholders' equity                          $ 151,152              $ 155,000
                                                                          ========               ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         HORIZON GROUP PROPERTIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                      Nine months ended      Nine months ended
                                                                     September 30, 2000      September 30, 1999
                                                                     ------------------      ------------------
                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                $ (1,160)              $(1,184)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
     Loss from joint ventures                                                     -                   622
     Minority interests in net loss                                            (204)                  (98)
       Extraordinary charge on prepayment of debt, net
       of minority interests of $0                                                -                   568
       and $100 respectively
     Depreciation                                                             3,934                 3,517
     Amortization                                                               295                   269
   Changes in assets and liabilities:
     Restricted cash                                                            114                   648
     Tenant accounts receivable                                                (248)                  809
     Deferred costs and other assets                                           (133)                 (125)
     Accounts payable and accrued expenses                                     (264)                 (655)
     Other liabilities                                                          (42)                  297
     Prepaid rents and other tenant liabilities                                 (83)                  (38)
                                                                           --------             ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,209                 4,630
                                                                             ------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for real estate and improvements                             (1,829)               (2,614)
                                                                             ------               -------
       CASH USED IN INVESTING ACTIVITIES                                     (1,829)               (2,614)
                                                                             ------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of HGP partnership units                                            (20)                    -
   Principal payments on mortgages and other debt                            (2,073)              (52,289)
   Proceeds from borrowings                                                       -                50,655
   Prepayment penalty                                                             -                  (508)
   Debt issue costs                                                               -                  (825)
                                                                         ----------              --------
   NET CASH USED IN FINANCING ACTIVITIES                                     (2,093)               (2,967)
                                                                             ------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,713)                 (951)

CASH AND CASH EQUIVALENTS:
       BEGINNING OF PERIOD                                                    4,955                 2,686
                                                                            -------               -------
       END OF PERIOD                                                         $3,242               $ 1,735
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

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                           Three months ended     Three months ended     Nine months ended      Nine months ended
                                           September 30, 2000     September 30, 1999     September 30, 2000    September 30, 1999
                                           ------------------     ------------------     ------------------    -------------------
NUMERATOR:

Net loss - basic                                 $ (462)             $    (651)             $  (1,160)              $  (1,184)
Extraordinary charge - net                            -                    568                      -                     568
Minority interests of unitholders                   (79)                     7                   (204)                    (98)
                                                 ------              ---------              ---------               ---------
Net loss - diluted                               $ (541)             $     (76)             $  (1,364)              $    (714)
                                                 ======              =========               ========               =========

DENOMINATOR:

Weighted average shares outstanding -             2,870                  2,844                  2,860                   2,816
basic

Effect of diluted securities:
   Converting units to shares                       515                    545                    528                     573
   Employee stock options                             3                      -                      1                       -
                                                 ------                -------                  -----                --------
Weighted average shares outstanding -             3,388                  3,389                  3,389                   3,389
diluted                                          ======                =======                  ======               ========


Net loss per share - before                      $(0.16)             $   (0.03)             $   (0.41)              $   (0.22)
extraordinary charge
Extraordinary charge                                 -                   (0.20)                   -                     (0.20)
                                                 -------               -------              ----------                ---------
Net loss                                         $(0.16)             $   (0.23)             $   (0.41)              $   (0.42)
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

                         HORIZON GROUP PROPERTIES, INC.
                 Notes to Condensed Consolidated Financial Statements
                                       (unaudited)


                                                                       Nine                    Nine
                                                                   months ended            months ended
                                                                September 30, 2000      September 30, 1999
                                                                ------------------      ------------------
         Loss before minority interests                              $  (1,364)             $  (1,381)
             FFO adjusted depreciation and amortization (1)              3,955                  4,318
             Extraordinary charge, including minority
             interests                                                       -                    668
                                                                   -----------              ---------

         FFO                                                         $   2,591              $   3,605
                                                                     =========              =========

         FFO per share                                               $     .76              $    1.06
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

The net loss before minority interests was $541,000 for the three months ended September 30, 2000 compared to a net loss before minority interests of $76,000 for the three months ended September 30, 1999. The main components of this change were lower rents and increased depreciation expense, partially offset by decreases in general and administrative expense and the loss recorded in 1999 from joint ventures which were transferred to Prime Retail on September 1, 1999.

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

Interest expense increased $161,000 in the three months ended September 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt, and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. The third quarter 2000 expense also includes an accrual for the repayment fees on the remaining Nomura debt. Partially offsetting the increase in interest rates was a net reduction in debt outstanding of $2.6 million from September 30, 1999 to September 30, 2000.

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

Interest expense increased $913,000 in the nine months ended September 30, 2000 compared to the same period in the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, but that rate was greater than the effective rate on the Nomura loan for the same period in the prior year. The nine months ended September 30, 2000 also includes an accrual for the repayment fees on the remaining Nomura debt. Offsetting the increase in interest rates was a net reduction in debt outstanding of $2.6 million from September 30, 1999 to September 30, 2000.

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

ITEM 5.  OTHER INFORMATION  - None

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 3(i) Articles of Incorporation of Horizon Group Properties, Inc. (the "Company") (1)
Exhibit 3(ii)     By-laws of the Company (1)
Exhibit 3(iii)    Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)     Articles of Amendment and Restatement of the Company (8)
Exhibit 4.1 Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1 Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2 Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3      Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4      Employment Agreement between Gary J. Skoien and the Company
                  (1)
Exhibit 10.5      Employment Agreement between David R. Tinkham and the Company
                  (1)
Exhibit 10.6 Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7      Form of Registration Rights Agreement (1)
Exhibit 10.8 Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9      Employment Agreement between Richard Berman and the Company
                  (3)
Exhibit 10.10     Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11 Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12 Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13 Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14 Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation
                  (2)
Exhibit 10.15 Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18 Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19     Form of Option Agreement (3)
Exhibit 10.20 Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21 Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22 Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23     Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24 Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25 First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)

                         HORIZON GROUP PROPERTIES, INC.
                           Part II - Other Information

Exhibit 10.26 Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27 Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28 Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29 Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30 Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31 Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32 Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33     Agreement between Andrew F. Pelmoter and the Company (7)
Exhibit 10.34 Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35 Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 27        Financial Data Schedule


1   Incorporated by reference to the Company's Registration Statement on Form
      10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2   Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3   Incorporated by reference to the Company's Form 10-Q dated as of August 14,
      1998 (Commission file no. 0-24123).
4   Incorporated by reference to the Company's Form 10-Q dated as of May 17,
      1998 (Commission file no. 0-24123).
5   Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).
6   Incorporated by reference to the Company's Form 10-K dated as of March 6,
      2000 (Commission file no. 0-24123).
7   Incorporated by reference to the Company's Form 10-Q dated as of May 15,
      2000 (Commission file no. 0-24123).
8   Incorporated by reference to the Company's Definitive Proxy Statement dated as of July 12, 2000 (Commission file no. 0-24123).
9   Incorporated by reference to the Company's Form 10-Q dated as of November
      14, 2000 (Commission file no. 0-24123).


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