Form 10-K405
period 2000-12-31
HORIZON GROUP PROPERTIES INC
filed 2001-03-23
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24123

HORIZON GROUP PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3407933 (IRS Employer Identification No.)
77 West Wacker Drive, Suite 4200 Chicago, IL 60601	(312) 917-8870
(Address of principal executive offices)	(Registrant's telephone number) including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value
 Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,708,396 based on the closing sale price of $3.00 per share as reported on the NASDAQ on February 15, 2001.

    The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 15, 2001 was 2,870,194.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents of the registrant are incorporated herein by reference:

Description of Document	Portion of Form 10-K Where Incorporated

Portions of the Registrant's definitive Proxy Statement, to be filed pursuant to Regulation 14A, issued in connection with it Annual Meeting of Shareholders to be held on May 9, 2001. to be held on March 9, 2001.	Part III, Items 10, 11, 12 and 13

HORIZON GROUP PROPERTIES, INC.

Form 10-K

December 31, 2000

TABLE OF CONTENTS

HORIZON GROUP PROPERTIES, INC.
FORM 10-K, ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2000

PART I

ITEM 1—BUSINESS

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

    The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"), of which the Company is the sole general partner. As of December 31, 2000, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

  Bellport Outlet Center in Bellport, New York
  Dry Ridge Outlet Center in Dry Ridge, Kentucky
  Holland Outlet Center in Holland, Michigan
  Horizon Outlet Center—Laughlin in Laughlin, Nevada
  Horizon Outlet Center—Monroe in Monroe, Michigan
  Horizon Outlet Center—Traverse City in Traverse City, Michigan
  Horizon Outlet Center—Tulare in Tulare, California
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

(In thousands)
Real estate	$141,158
Other assets	21,258

$162,416

Mortgages and other debt	$115,514
Other liabilities	6,362
Minority interests	7,763
Shareholders' equity	32,777

$162,416

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

    Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Outlet Center, and MG Long Island Limited Partnership, which owns vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 10 to the consolidated and combined financial statements).

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

    In 2000, HGP entered into an agreement to sell its outlet center in Dry Ridge, Kentucky to Sugar Oak Corporation for $2.5 million. This outlet center was classified as held for sale at December 31, 2000 and was sold in January 2001. Results of operations in 2000 include a charge for asset impairment of $1.6 million to reduce the carrying value of this outlet center to its estimated sales value, less cost to dispose.

    With the assistance of Secured Capital Corporation, the Company is currently pursuing refinancing of the HGP Credit Facility in anticipation of the July 2001 maturity date. There can be no assurances that management will be successful in its efforts. The consolidated financial statements do not contain any adjustments that may ultimately arise from the outcome of this uncertainty.

Tax Status

    The Company has elected and currently intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and through payments of dividends to shareholders, receives a deduction for such dividends for federal income tax purposes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable loss generated since the Merger, the Company has not been obligated to make any dividend distributions to qualify as a REIT.

    In 2000, the Company amended its Charter to impose a limit on share ownership with respect to any shareholder of no more than 4.9% of the value of all classes of the Company's outstanding shares. This limitation is intended to prevent the application of the limitations on the utilization of the Company's net operating losses for federal tax purposes. The revisions to the Charter allow the Board of Directors to set a higher share ownership limit with respect to specific shareholders, provided such higher limit would not jeopardize the Company's status as a REIT within the meaning of Section 856 of the Code. Additionally, shareholders which owned more than 4.9% of the Company's outstanding shares as of the effective date of the amendments are not subject to the 4.9% ownership limit, but are subject to the ownership limit of 9.9% of the value of the Company's outstanding shares as provided in the Charter prior to its amendment.

Environmental Matters

    Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on their property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of the properties, the Company may be potentially liable for the costs of removal or remediation of hazardous substances. No environmental matters are known to affect the properties owned by the Company at December 31, 2000.

Employees

    As of December 31, 2000, the Company had 163 employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2—PROPERTIES

    The following table and accompanying notes set forth information concerning each property in which the Company owns an equity interest as of December 31, 2000. See also Schedule III in Item 8 for additional information.

Portfolio of Properties
December 31, 2000

Name and Location of Center	Initial Construction	GLA (sq. ft.)	Percentage Leased(1)
Dry Ridge Outlet Center in Dry Ridge, Kentucky(2)	October 1991	117,980	67.6%
Holland Outlet Center in Holland, Michigan	September 1988	193,775	80.2%
Horizon Outlet Center—Laughlin in Laughlin, Nevada	July 1996	256,799	88.1%
Horizon Outlet Center—Monroe in Monroe, Michigan	November 1987	225,121	78.2%
Horizon Outlet Center—Travese City in Traverse City, Michigan	October 1990	153,975	82.5%
Horizon Outlet Center—Tulare in Tulare, California	November 1995	138,647	93.0%
Indiana Factory Shops in Daleville, Indiana	November 1994	233,605	64.4%
Lakeshore Marketplace in Norton Shores, Michigan (Power Center)	October 1995	356,592	86.8%
Medford Outlet Center in Medford, Minnesota	June 1991	223,960	92.8%
Nebraska Crossing Factory Stores in Gretna, Nebraska	October 1993	191,534	86.2%
Sealy Outlet Center in Sealy, Texas	August 1995	191,587	84.5%
The Factory Shops in Georgian Place in Somerset, Pennsylvania	April 1990	189,532	58.1%
Warrenton Outlet Center in Warrenton, Missouri	September 1993	199,963	92.0%

Total Centers		2,673,070	81.6%

Notes:

(1)
Percentage reflects executed leases as of December 31, 2000 as a percent of total gross leasable area ("GLA"). Includes only leases which have total terms of or for which tenants have been in occupancy for 12 months or longer.

(2)
On January 26, 2001, the Company sold the outlet center in Dry Ridge, Kentucky.

(3)
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

Lease Expirations—Properties

    The following table shows lease expirations for the next five years at the Company's properties (as of December 31, 2000 and assuming no lease renewals or extensions):

Year	Number of Leases Expiring	Approximate GLA (Sq. Ft.)
2001	175	711,105
2002	84	397,143
2003	50	188,200
2004	51	213,394
2005	35	143,261

Tenant Information

    HGP's shopping centers feature a variety of retailers of widely recognized, traditional brand name merchandise. The following table sets information as to HGP's major tenants as of and for the year ended December 31, 2000.

Tenant	Number of Stores	Occupied (Sq. Ft.)	Percentage of Total Revenues	Percentage of GLA Occupied
Phillips-Van Heusen Corporation	27	138,829	7.44%	6.73%
Elder-Beerman Stores Corporation	1	87,185	2.37%	4.23%
Salisbury Sales Corporation	8	85,115	3.21%	4.13%
Dress Barn, Incorporated	10	79,642	4.16%	3.86%
Gap Outlet	8	78,036	1.77%	3.78%
Brown Group Retail, Incorporated	14	73,570	3.76%	3.57%

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

    As HGP continues to implement its business plan to enhance the value of its real estate assets by exploring alternative retail and non-retail uses, it will compete directly with a broader array of national and regional real estate management and development companies, many of which are larger and have greater financial resources than HGP.

ITEM 3—LEGAL PROCEEDINGS

    In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the names, positions and, as of December 31, 2000, ages of the executive officers of the Company:

Name	Position	Age
Gary J. Skoien	Chairman of the Board, President, Chief Executive Officer	46
David R. Tinkham	Senior Vice President, Chief Financial Officer, Secretary	45
Andrew F. Pelmoter	Senior Vice President of Leasing	37
Thomas A. Rumptz	Senior Vice President of Asset and Property Management	40

    GARY J. SKOIEN.  Gary J. Skoien has served as Chairman of the Board, President, Chief Executive Officer and a Director since June 1998. Mr. Skoien also serves, and has served since 1994, as Executive Vice President and Chief Operating Officer of The Prime Group, Inc. ("PGI") where he is responsible for managing the land development division and corporate management functions. Prior to this role, Mr. Skoien served as Senior Vice President and Chief Operating Officer of the Retail Division of PGI (currently Prime Retail, Inc.) from 1992 to 1993. In this role, he oversaw strategic planning, development and management of the rapidly growing division. He oversaw the development of nearly one million square feet of factory outlet shopping centers. From 1983 to 1991, Mr. Skoien was the Executive Director of The Illinois Capital Development Board and from 1980 to 1983, Mr. Skoien was an Assistant to the Illinois Governor. Mr. Skoien is a Trustee of Northern Illinois University and on the Boards of Directors of the Chicagoland Chamber of Commerce and the Civic Federation. Mr. Skoien received his A.B. CUM LAUDE from Colgate University and received his Master of Public Policy from the University of Michigan.

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

    ANDREW F. PELMOTER.  Andrew F. Pelmoter has served as Senior Vice President of Leasing since February 1999. Prior to his employment with HGP, Mr. Pelmoter was Director of Leasing for Horizon from 1997 to 1998. Prior to joining Horizon, Mr. Pelmoter was employed for 11 years with Mills Corporation, where he held numerous positions, including Director of Leasing, Director of Lease Administration, and Senior Leasing Executive. Mr. Pelmoter graduated from the University of Delaware with a Bachelor's Degree in Business Administration.

    THOMAS A. RUMPTZ.  Thomas A. Rumptz has served as Senior Vice President of Asset and Property Management since June 1999 and Senior Vice President of Real Estate since June 1998. Mr. Rumptz's role with HGP includes responsibility for property operations, development, construction and human resources. For eight years prior to his employment at HGP, Mr. Rumptz worked for the predecessor company, Horizon Group, Inc., where he held many different positions including Controller, Vice President of Finance, and most recently, Vice President of Real Estate. Prior to working for Horizon Group, Inc., Mr. Rumptz served as Manager of Investment Real Estate for Foremost Insurance. Mr. Rumptz received his MBA from Grand Valley State University and a Bachelor of Business Administration from the University of Michigan.

PART II

ITEM 5—MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED STOCKHOLDER MATTERS

    The Company's common shares trade on the Nasdaq SmallCap Market of The Nasdaq Stock Market, Inc. ("Nasdaq") under the trading symbol "HGPI".

    The following table sets forth the quarterly high and low sales prices per share of the Company's common shares, as reported by Nasdaq.

	Market Price Per Common Share 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$4.625	$4.719	$5.000	$4.750
Low	2.375	2.938	3.281	2.031
Dividends declared	—	—	—	—
	Market Price Per Common Share 1999
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$4.000	$3.750	$4.500	$5.500
Low	3.031	2.625	3.250	3.875
Dividends declared	—	—	—	—

    The approximate number of holders of record of the common shares was 432 as of February 15, 2001.

ITEM 6—SELECTED FINANCIAL DATA

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

			Horizon Group Properties, Inc. as of December 31, 1998 or for the period from June 15, 1998 to December 31, 1998
	Horizon Group Properties, Inc. as of or for the year ended December 31, 2000	Horizon Group Properties, Inc. as of or for the year ended December 31, 1999
				Predecessor Properties for the period from January 1, 1998 to June 14, 1998
					Predecessor Properties as of or for the year ended December 31,
					1997	1996
	(In thousands, except per share data)
Operating Data
Revenues	$27,754	$30,378	$17,147	$12,607	$30,228	$27,721
Expenses	29,852	30,094	16,701	16,362	33,732	21,986
Impairment(1)	1,568	—	—	—	6,949	24,631
Income (loss) from joint ventures	—	(622)	(59)	(207)	113	281

Income (loss) before gain on sale of real estate, minority interests and extraordinary charge	(3,666)	(338)	387	(3,962)	(10,340)	(18,615)
Gain on sale of real estate	239	—	—	—	—	—

Income (loss) before minority interests and extraordinary charge	(3,427)	(338)	387	(3,962)	(10,340)	(18,615)
Minority interests(2)	537	31	(69)	—	—	—

Income (loss) before extraordinary charge	(2,890)	(307)	318	(3,962)	(10,340)	(18,615)
Extraordinary charge on debt prepayment	—	(568)	—	—	(764)	(155)

Net Income (loss)	$(2,890)	$(875)	$318	$(3,962)	$(11,104)	$(18,770)

Net Income (loss) per share — basic and diluted(3)	$(1.01)	$(0.31)	$.11

Dividends per share(4)	$—	$—	$—

Balance Sheet Data:
Real estate, net of accumulated depreciation	$133,803	$141,419	$142,588		$198,528	$195,541
Total assets	147,968	155,000	165,678		221,976	230,744
Debt (allocation from Horizon for Predecessor Properties)	104,401	107,128	114,752		131,793	113,885
Net assets					83,162	107,360
Total shareholders' equity	30,988	33,528	33,614
Other Data:
Cash flows provided by (used in):
Operating activities	2,083	6,673	2,760	$1,447	6,310	(7,686)
Investing activities	(1,418)	(832)	(2,455)	(1,703)	(11,244)	(33,452)
Financing activities	(2,754)	(3,572)	(761)	325	4,152	44,883
Total gross leasable area (square feet)	2,673	2,673	2,795	2,247	2,247	2,371

Notes:
(1)	In 2000, represents a $1.6 million charge to reduce the carrying value of a center subject to a sales agreement to its estimated sales value less costs to dispose. In 1997, represents a $6.0 million charge to reduce the carrying value of four centers subject to a sale agreement to their estimated sales value less costs to dispose and a $0.9 million impairment charge related to development projects that were not pursued. In 1996, represents a $22.8 million charge to reduce the carrying value of four centers that resulted from management's effort to market one center for sale and revised occupancy estimates on three centers that indicated a permanent impairment in their value. In addition, the impairment expense includes a $1.8 million charge related to development projects which were not pursued.

(2)	No minority interest was allocated to the Predecessor Properties due to the change in the capital structure resulting from the Merger.
(3)	No per share net income or loss information is presented for the Predecessor Properties due to the change in the capital structure resulting from the Merger.
(4)	No dividend information is shown for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

SELECTED QUARTERLY FINANCIAL DATA

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenue	$6,775	$6,926	$7,008	$7,045
Expenses	7,312	7,212	7,549	7,779
Provision for impairment	—	—	—	1,568

Loss before gain on sale of real estate and minority interests	(537)	(286)	(541)	(2,302)
Gain on sale of real estate	—	—	—	239

Loss before minority interests	(537)	(286)	(541)	(2,063)
Minority interests	73	52	79	333

Net loss	$(464)	$(234)	$(462)	$(1,730)

Net loss per share—basic and diluted	$(0.16)	$(0.08)	$(0.16)	$(0.61)

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenue	$7,504	$7,308	$7,602	$7,964
Expenses	7,723	7,268	7,514	7,589
Loss from joint ventures	(306)	(152)	(164)	—

Income (loss) before minority interests	(525)	(112)	(76)	375
Minority interests	90	14	(7)	(66)

Income (loss) before extraordinary charge	(435)	(98)	(83)	309
Extraordinary charge	—	—	(568)	—

Net income (loss)	$(435)	$(98)	$(651)	$309

Net income (loss) per share—basic and diluted	$(0.16)	$(0.03)	$(0.23)	$(0.11)

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") and the Predecessor Properties (as hereinafter defined) should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of December 31, 2000, owned approximately 84.9% of the partnership interests of HGP LP ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

General Overview

    The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of December 31, 2000, HGP's portfolio consisted of 12 factory outlet centers and one power center located in 10 states comprising an aggregate of approximately 2.7 million square feet of gross leasable area ("GLA"). Ten of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

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

2000 Compared to 1999

    Base rent decreased $1.6 million in the year ended December 31, 2000 compared to the prior year primarily due to reductions in rental rates for several tenants. The centers experiencing the largest decreases in base rent were located in Daleville, Indiana, Sealy, Texas, and Somerset, Pennsylvania totaling $1.9 million. This was partially offset by the centers with the largest increase in base rents located in Medford, Minnesota and Norton Shores, Michigan which totaled $610,000.

    Expense recovery revenue decreased $1.0 million in the year ended December 31, 2000 compared to the prior year due to a decline in the related property expenses and the percentage of tenants subject to these charges.

    The Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc. on April 18, 2000. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. The interest rate on the loan was 10% and was secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group, Inc.'s ownership interest in Prime Outdoor, LLC and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates. The loan was approved by a committee of independent directors of the Company. The loan was repaid on June 9, 2000.

    Real estate tax expense decreased $465,000 in the year ended December 31, 2000, compared to the prior year mainly due to a refund of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan and a decrease in the current tax assessments for this and several other properties.

    Landlease and other expense decreased $530,000 in the year ended December 31, 2000, compared to the prior year mainly due to reductions in marketing landlord contributions and a reduction in bad debt reserves.

    General and administrative expense decreased $906,000 in the year ended December 31, 2000, compared to the prior year mainly as a result of a reduction in corporate staffing. In addition, the year ended December 31, 1999 included unsuccessful merger costs of $333,000 and indirect debt restructuring fees of $189,000. There were no similar costs recorded in the current year.

    Depreciation and amortization expense increased $600,000 or 12% compared to the prior year, principally from additions for tenant improvements and the stabilization of Medford Phase III in 2000.

    Interest expense increased $1.1 million in the year ended December 31, 2000, compared to the prior year. The primary factors causing the increase were higher interest rates, which affected the Company's floating rate debt and the refinancing of a portion of the Nomura debt with the proceeds from the JP Morgan loans in July 1999. The JP Morgan loans carry a fixed interest rate, which was greater than the effective rate on the Nomura loan for the prior year. The year ended December 31, 2000, also includes an accrual of $723,000 for the repayment fees on the remaining Nomura debt. Offsetting the increase in interest rates was a net reduction in debt outstanding of $2.7 million from December 31, 2000 to December 31, 1999.

    The average effective interest rate on the Nomura facility for the year ended December 31, 2000 was 8.63% compared to 8.36% for the prior year. In September 1999, the Company assumed loans, in connection with land located in Muskegon, Michigan. The outstanding balance on these loans was $590,000 as of December 31, 2000. The average interest rate on these loans was approximately 7.4% and 9.6% at December 31, 2000 and 1999, respectively.

    The financial statements for the years ended December 31, 2000 and 1999 include net charges of $377,000 and $697,000, respectively, for marketing landlord contributions. These contributions were used to supplement funds received from tenants to market key centers.

    Average occupancy for the Company's total operating portfolio for the year ended December 31, 2000 was 83.2%. As of December 31, 2000 and 1999, occupancy of the Company's total operating portfolio was 81.6% and 84.7%, respectively.

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

    Net loss for the years ended December 31, 2000 and 1999, was $1.01 and $0.31per share on a basic and diluted basis, respectively. Funds from operations for the years ended December 31, 2000 and 1999, was $.58 and $1.74 per share on a diluted basis, respectively.

    Impairment charges of $1.6 million were recorded in the year ended December 31, 2000 based on a contract for the sale of the outlet center in Dry Ridge, Kentucky which closed in January, 2001. No similar charges were recorded in the year ended December 31, 1999.

    On November 9, 2000 the Company sold an outparcel located in front of its power center in Norton Shores, Michigan for $375,000. A gain on sale of $239,000 is reflected on the statement of operations for the year ended December 31, 2000. There was no similar item recorded in the year ended December 31, 1999.

    An extraordinary charge on debt prepayment of $568,000, net of minority interests, was incurred in the year ended December 31, 1999. This charge reflected the exit fees paid and unamortized loan fees charged to expense in connection with the refinancing of six properties with JP Morgan (see Note 9 to the consolidated and combined financial statements). There was no similar cost recorded in the year ended December 31, 2000.

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

    Average occupancy for the Company's total operating portfolio for the year ended December 31, 1999 was 81.2%.As of December 31, 1999 and 1998, occupancy of the Company's total operating portfolio was 84.7% and 80.4%, respectively.

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

    Net loss for the year ended December 31, 1999 was $0.31 per share on a basic and diluted basis. This included an extraordinary charge of $0.20 per share (discussed below). Funds from operations for the year ended December 31, 1999 was $1.74 per share on a diluted basis.

    An extraordinary charge on debt prepayment of $568,000, net of minority interests, was incurred in the year ended December 31, 1999. This charge reflected the exit fees paid and unamortized loan fees charged to expense in connection with the refinancing of six properties with JP Morgan (see Note 6 to the consolidated and combined financial statements). There was no similar cost recorded in the year ended December 31, 1998.

Liquidity and Capital Resources

    As of December 31, 2000, the aggregate amount of outstanding mortgages and other debt was approximately $104.4 million, of which $56.1 million is payable in 2001 pursuant to the terms of such notes and indebtedness. The net proceeds from the sale of the Dry Ridge, Kentucky outlet center in January 2001 have been used to reduce this outstanding balance. The Company has hired Secured Capital Corporation to assist in the pursuit of replacement financing and/or the sale of properties in order to satisfy the debt coming due in 2001. There can be no assurance that a transaction will result involving the Company.

    The Company is contemplating an expansion at its outlet centers in Tulare, California and Medford, Minnesota. The Company is required to keep the properties in good general repair and to make capital improvements and repairs at certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura and the JP Morgan loans (each as hereinafter defined). At December 31, 2000, there was approximately $1.3 million deposited in escrows with Nomura and JP Morgan which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

    The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $2.9 million as of December 31, 2000, including the capital improvement escrows described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

    The Company expects to meet its short-term operating liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements, through the use of working capital and cash flows from operations and, if necessary and available, the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. The Company is currently seeking to refinance the HGP Credit Facility, which matures in July 2001. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished. The consolidated financial statements of the Company do not contain any adjustments that may ultimately arise from the outcome of this uncertainty.

    The Company has outstanding commitments for capital expenditures on leases signed at December 31, 2000 in the amount of $277,000 for tenant allowances, $182,000 for construction costs and $24,000 for brokerage commissions. These costs are expected to be paid during 2001 and a portion will be reimbursed from the capital improvement escrows (see Note 2 to the consolidated and combined financial statements).

    On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and a balance of $55.3 million at December 31, 2000. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's 12 outlet centers and one power center and requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

    The Company incurred a 1% repayment fee in connection with the prepayment of $46.8 million, as described above. This fee was an amount negotiated with Nomura and was recognized as a component of the extraordinary charge on prepayment of debt in 1999. The Company is recognizing a repayment fee of 2% related to the remaining amounts due under the HGP Credit Facility as an expense over the remaining term of the HGP Credit Facility. This item is reflected as a component of interest expense in the statements of operations.

    On July 9, 1999, the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania, and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas, and Traverse City, Michigan. The outstanding balance was $45.9 million at December 31, 2000. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.3 million for the JP Morgan Loans.

    Prime has guaranteed $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). The terms of the Working Capital Agreement require the Company to repay any outstanding balance on indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico to pay down the Nomura loan on or before its maturity pursuant to the terms of the Prime Guarantee agreement. In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until Prime is released from its guarantee obligations related to the HGP Credit Facility.

    The Company has a loan secured by a mortgage on the office building and related equipment, which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on this loan was $2.5 million and $2.7 million on December 31, 2000 and 1999, respectively. This building was previously owned by an affiliate of Horizon and was contributed to the Company pursuant to the Contribution Agreement.

    The Company acquired approximately 95 acres of undeveloped land in Muskegon, Michigan in connection with the transfer of its interests in the Bellport Outlet Center (see Note 10 to the consolidated and combined financial statements). Portions of this land are subject to two separate land contracts with a total balance of $590,000 as of December 31, 2000. The interest rates are 9.5% and 10.0%. Monthly debt service payments total $5,200 through June 2001 and $4,200 through January 2002 with balloon payments due on these two dates of $125,000 and $458,000, respectively.

    On October 6, 1999, the Company sold six acres of land in Muskegon, Michigan to CBL & Associates Properties, Inc. ("CBL") and was reimbursed for prior development efforts. The Company received $600,000 in cash and a $520,000 note. This note is non-interest bearing and is due at the earlier of (i) CBL's construction of a regional mall with three anchor tenants or (ii) October 2001. No gain or loss was recognized on this sale.

    On September 27, 1999, the Company hired Secured Capital Corp as financial advisor to assist the Company in studying strategic alternatives to enhance shareholder value, including, but not limited to, the sale or other disposition of some or all of its real estate portfolio. Concurrently, the Company is assessing alternative business opportunities going forward. Secured Capital Corp is currently assisting the Company to refinance the Nomura indebtedness which matures in July 2001. There can be no assurance that a transaction will result involving the Company.

    On January 26, 2001, the Company sold the outlet center in Dry Ridge, Kentucky to Sugar Oak Corporation for $2.5 million. The net proceeds were used to pay down the outstanding balance on the Nomura Loan.

    In 2001, 187 leases covering an aggregate of 764,915 square feet are scheduled to expire. Historically, the Company has entered into renewals on 64% of leases which have expired, but not necessarily on equivalent economic terms. An additional 7% of leases which have expired are still under negotiation. While the company does not currently believe that proportion of leases scheduled to expire in 2001 which will actually be renewed will differ materially from its historical experience, there can be no assurance that it will renew an equivalent proportion of such leases, nor that the economics of such renewals will be as favorable as those contained in the current leases.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $55.3 million at December 31, 2000. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. The monthly interest rates applicable from June 15, 1998 to December 31, 2000 fluctuated 1.83% from 6.80% to 8.63%. As of December 31, 2000, the effective rate was 8.63%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

    The following table shows sensitivity of annual interest expense and net income per share—diluted based on an increase in the effective interest rate of 1%.

Principal Amount	Change in LIBOR Rate	Change in Interest Expense	Per Share—Diluted
$55,300,000	1.00%	$553,000	$.16

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Horizon Group Properties, Inc.
Index to Financial Statements
and Financial Statement Schedules

Page
Report of independent auditors	20
Consolidated Balance Sheets of the Company at December 31, 2000 and December 31, 1999	21
Consolidated Statements of Operations of the Company for the years ended December 31, 2000 and 1999 and the period from June 15, 1998 to December 31, 1998 and Combined Statement of Operations of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998	22
Consolidated Statement of Changes in Shareholders' Equity and Combined Statement of Changes in Net Assets	23
Consolidated Statements of Cash Flows of the Company for years ended December 31, 2000 and 1999 and the period from June 15, 1998 to December 31, 1998 and Combined Statement of Cash Flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998	24
Notes to Consolidated and Combined Financial Statements	25
Schedule as of December 31, 2000:
III—Real Estate and Accumulated Depreciation	38

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Horizon Group Properties, Inc.

    We have audited the accompanying consolidated balance sheets of Horizon Group Properties, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999, and for the period from June 15, 1998 to December 31, 1998. We have also audited the accompanying combined statements of operations, changes in net assets and cash flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Group Properties, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from June 15, 1998 to December 31, 1998, and the combined results of the operations and cash flows of the Predecessor Properties for the period from January 1, 1998 to June 14, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Ernst & Young LLP

Chicago, Illinois
February 15, 2001

HORIZON GROUP PROPERTIES, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2000	December 31, 1999
ASSETS
Real estate — at cost:
Land	$12,049	$13,094
Buildings and improvements	133,670	135,479
Less accumulated depreciation	(11,916)	(7,154)

Total net real estate	133,803	141,419
Cash and cash equivalents	2,866	4,955
Restricted cash	3,478	3,757
Tenant accounts receivable	1,803	1,351
Real estate held for sale	2,468	—
Deferred costs (net of accumulated amortization of $773 and $372, at December 31, 2000 and 1999, respectively)	1,987	1,810
Other assets	1,563	1,708

Total assets	$147,968	$155,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$104,401	$107,128
Accounts payable and accrued expenses	4,916	5,229
Prepaid rents and other tenant liabilities	1,313	1,795
Other liabilities	845	901

Total liabilities	111,475	115,053
Minority interests	5,505	6,419
Shareholders' equity:
Common Shares, ($.01 par value, 50,000 shares authorized, 2,870 and 2,845 issued and outstanding at December 31, 2000 and 1999, respectively)	29	29
Additional paid-in capital	34,406	34,056
Accumulated deficit	(3,447)	(557)

Total shareholders' equity	30,988	33,528

Total liabilities and shareholders' equity	$147,968	$155,000

See accompanying notes to consolidated and combined financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated and Combined Statements of Operations
(In thousands, except per share amounts)

	Horizon Group Properties, Inc.
	for the year ended December 31, 2000	for the year ended December 31, 1999	for the period from June 15, 1998 to December 31, 1998	Predecessor Properties for the period from January 1, 1998 to June 14, 1998
REVENUE
Base rent	$21,115	$22,688	$12,952	$9,167
Percentage rent	155	169	53	44
Expense recoveries	4,988	6,011	3,286	2,631
Other	1,496	1,510	856	765

Total Revenue	27,754	30,378	17,147	12,607

EXPENSES
Property operating	6,490	6,527	3,513	2,634
Real estate taxes	2,535	3,000	1,622	1,379
Land leases and other	1,399	1,929	1,344	785
Depreciation and amortization	5,561	4,986	2,393	4,640
General and administrative	3,547	4,453	2,597	1,061
Provision for impairment	1,568	—	—	—
Interest	10,320	9,199	5,232	5,863

Total expenses	31,420	30,094	16,701	16,362

Loss from joint ventures	—	(622)	(59)	(207)

Income (loss) before gain on sale of real estate, minority interests and extraordinary charge	(3,666)	(338)	387	(3,962)
Gain on sale of real estate	239	—	—	—

Income (loss) before minority interests and extraordinary charge	(3,427)	(338)	387	(3,962)
Minority interests	537	31	(69)	—

Income (loss) before extraordinary charge	(2,890)	(307)	318	(3,962)
Extraordinary charge on debt prepayment (net of minority interests of $100 for December 31, 1999)	—	(568)	—	—

Net income (loss)	$(2,890)	$(875)	$318	$(3,962)

Per Common Share — Basic and Diluted:
Income (loss) per share — before extraordinary charge	$(1.01)	$(0.11)	$0.12
Extraordinary charge	—	(0.20)	—

Net income (loss)	$(1.01)	$(0.31)	$0.12

Weighted average shares outstanding — basic	2,862	2,823	2,765

Weighted average shares outstanding — diluted	3,388	3,389	3,389

See accompanying notes to consolidated and combined financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated Statement of Changes in Shareholders' Equity and
Combined Statement of Changes in Net Assets
 (In thousands)

	Common Shares
			Additional Paid-In Capital	Accumulated Earnings (Deficit)	Shareholders' Equity
	Number	Amount
Horizon Group Properties, Inc.
Shareholders' Equity
Balance, June 15, 1998	2,739	$27	$32,750	$—	$32,777
Units exchanged for common shares	43	1	518	—	519
Net income	—	—	—	318	318

Balance, December 31, 1998	2,782	28	33,268	318	33,614
Units exchanged for common shares	63	1	788	—	789
Net loss	—	—	—	(875)	(875)

Balance, December 31, 1999	2,845	29	34,056	(557)	33,528
Units exchanged for common shares	25	—	350	—	350
Net Loss	—	—	—	(2,890)	(2,890)

Balance, December 31, 2000	2,870	$29	$34,406	$(3,447)	$30,988

Net Assets of Predecessor Properties
Net assets at January 1, 1998	$83,162
Net distributions to Horizon	(4,625)
Net loss	(3,962)

Net assets at June 14, 1998	$74,575

See accompanying notes to consolidated and combined financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated and Combined Statements of Cash Flows
(In thousands)

	Horizon Group Properties, Inc.
	for the year ended December 31, 2000	for the year ended December 31, 1999	for the period from June 15, 1998 to December 31, 1998	Predecessor Properties for the period from January 1, 1998 to June 14, 1998
Cash flows from operating activities:
Net income (loss)	$(2,890)	$(875)	$318	$(3,962)
Gain on sale of assets	(239)	(108)	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from joint ventures	—	622	59	207
Minority interests in net income (loss)	(537)	(31)	69	—
Extraordinary charge on prepayment of debt, net of minority interests of $100 for December 31, 1999	—	568	—	—
Depreciation	5,294	4,789	2,387	4,260
Amortization	445	374	104	771
Provision for impairment	1,568	—	—	—
Changes in assets and liabilities:
Restricted cash	279	708	(929)	—
Tenant accounts receivable	(452)	23	(687)	(409)
Investments in and advances to joint ventures	—	—	21	1,853
Deferred costs and other assets	(502)	(183)	(1,836)	446
Accounts payable and accrued expenses	(313)	(314)	2,955	(1,306)
Other liabilities	(56)	281	—	(47)
Prepaid rents and other tenant liabilities	(482)	819	299	(366)

Net cash provided by operating activities	2,115	6,673	2,760	1,447

Cash flows from investing activities:
Expenditures for building and improvements	(1,818)	(3,812)	(2,455)	(1,703)
Proceeds from sale of real estate	368	2,980	—	—

Net cash used in investing activities	(1,450)	(832)	(2,455)	(1,703)

Cash flows from financing activities:
Net distributions	—	—	—	(4,625)
Purchase of HGP partnership units	(27)	—	—	—
Principal payments on mortgages and other debt	(2,727)	(52,861)	(2,961)	—
Proceeds from borrowings	—	50,655	2,200	5,090
Debt issue costs	—	(858)	—	(140)
Prepayment penalty	—	(508)	—	—

Net cash provided by (used in) financing activities	(2,754)	(3,572)	(761)	325

Net increase (decrease) in cash and cash equivalents	(2,089)	2,269	(456)	69
Cash and cash equivalents:
Beginning of period	4,955	2,686	3,142	3,729

End of period	$2,866	$4,955	$2,686	$3,798

See accompanying notes to consolidated and combined financial statements.

HORIZON GROUP PROPERTIES, INC.
Notes to Consolidated and Combined Financial Statements

Note 1—Formation of the Company

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

    The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") in which the Company is the sole general partner. As of December 31, 2000, HGP owns approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. In connection with the Merger, the Common Units were distributed to the original holders (other than Prime) of partnership interests of a limited partnership affiliate of Prime and a limited partnership affiliate of Horizon, respectively, in accordance with the exchange ratios set forth in the Merger Agreement. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

    Bellport Outlet Center in Bellport, New York
    Dry Ridge Outlet Center in Dry Ridge, Kentucky
    Holland Outlet Center in Holland, Michigan
    Horizon Outlet Center—Laughlin in Laughlin, Nevada
    Horizon Outlet Center—Monroe in Monroe, Michigan
    Horizon Outlet Center—Traverse City in Traverse City, Michigan
    Horizon Outlet Center—Tulare in Tulare, California
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

(In thousands)
Real estate	$141,158
Other assets	21,258

$162,416

Mortgages and other debt	$115,514
Other liabilities	6,362
Minority interests	7,763
Shareholders' equity	32,777

$162,416

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

    Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, MG Patchogue Limited Partnership and MG Patchogue II Limited Partnership, which own the Bellport Factory Outlet Center, and MG Long Island Limited Partnership, which owns vacant land, were transferred from an affiliate of Horizon to HGP LP and an affiliate of HGP LP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 10).

Note 2—Summary of Significant Accounting Policies

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

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

    At December 31, 2000 and 1999, the Company had an aggregate cost basis of $233.5 million and $237.2 million, respectively, in its real estate assets for federal income tax purposes. Amounts included under buildings and improvements on the consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

Buildings and improvements	31.5 years
Tenant improvements	10 years or lease term, if less
Furniture, fixtures or equipment	3-7 years

    In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the financial statements reflect impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company adjusts the net book value of real estate to fair value, if the sum of the expected undiscounted future cash flows or sales proceeds is less than book value. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace or sales value, less cost to dispose.

Cash Equivalents

    The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

    Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 9) and includes $1.3 million in capital improvement and tenant allowance reserves, $1.6 million in real estate tax, insurance and ground lease escrows, and $.6 million for debt service and operating expenses at December 31, 2000.

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

Deferred Costs

    Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense and amounted to $178,000 and $177,000 in 2000 and 1999, respectively.

Fair Value of Financial Instruments

    The carrying amounts of the Company's debt approximate their fair values. The fair value of the Company's long-term debt is estimated using a discounted cash flow analysis, based on the incremental borrowing rates for similar types of borrowing arrangements. The carrying value of cash and cash equivalents, receivables and payables approximate their fair values due to their short-term nature.

Income Taxes

    The Company has elected and currently intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders receives a deduction for such dividends for federal income tax purposes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on the taxable loss generated since the Merger, the Company was not obligated to make any dividend distributions to qualify as a REIT.

    Horizon also elected to be taxed as a REIT. As a REIT, Horizon was not taxed on income since it distributed its REIT taxable income to its shareholders and satisfied certain other requirements as defined in the Code. Accordingly, neither the consolidated nor the combined financial statements include any federal income tax expense.

Minority Interests

    Minority interests represent the interests of unitholders of HGP LP, other than the Company. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.1% at December 31, 2000. During the year ended December 31, 2000, 25,098 units were converted into shares of common stock and 8,296 units were purchased by the Company for cash at an amount equal to the value of an equivalent number of common shares.

Revenue Recognition

    Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the term of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $821,000 and $437,000, as of December 31, 2000 and 1999, respectively, which are expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. For periods beginning on and after April 1, 1998, percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. For periods prior to April 1, 1998, percentage rents were accrued based upon an estimate of total percentage rent expected to be collected for the year. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

    Total tenant accounts receivable are reflected net of reserves of $446,000 and $418,000 as of December 31, 2000 and 1999, respectively. The provision for doubtful accounts was $271,000, $448,000 and $93,000 for the years ended December 31, 2000 and 1999 and for the period from June 15, 1998 to December 31, 1998, respectively.

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

Note 3—Leases

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

(In thousands)
2001	$15,187
2002	11,638
2003	8,878
2004	6,775
2005	5,100
Thereafter	17,026

    The above scheduled rentals are subject to the usual business risks associated with collection.

    The Company is the lessee under a land lease for one of the outlet centers under an operating lease agreement expiring in the year 2056. At December 31, 2000, minimum cash rental commitments to the expiration date were $32 million, of which $.6 million is due in each of the next five years, adjusted biannually for changes in the Consumer Price Index. Land lease expense for the years ended December 31, 2000 and 1999 was $557,000 and $547,000, respectively.

Note 4—Summarized Financial Information

    Historical condensed combined financial information of the joint ventures which owned the Bellport Outlet Center in Bellport, New York, in which the Company held interests prior to September 1, 1999 (see Note 10), is summarized as follows:

	For the eight months ended August 31, 1999	For the year ended December 31, 1998
	(In thousands)
Total revenue	$2,711	$4,551
Net loss	(1,317)	(1,292)
Total assets	30,672	31,613
Total liabilities	33,275	32,899

Note 5—Impairment

    In 2000, HGP entered into an agreement to sell its outlet center in Dry Ridge, Kentucky. Results of operations in 2000 include a charge for asset impairment of $1.6 million to reduce the carrying value of this outlet center to its estimated sales value, less cost to dispose. The net carrying cost of $2.5 million for this outlet center was transferred from real estate to assets held for sale as of December 31, 2000. In January 2001, this center was sold.

Note 6—Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended December 31, 2000	For the year ended December 31, 1999	For the period from June 15, 1998 to December 31, 1998
	(In thousands, except per share amounts)
Numerator:
Net income (loss) — basic	$(2,890)	$(875)	$318
Minority Interests of unitholders	(537)	(31)	69

Net income (loss) — diluted	$(3,427)	$(906)	$387

Denominator:
Weighted average common shares outstanding — basic	2,862	2,823	2,765
Effect of diluted securities:
Converting units to shares	524	566	624
Employee stock options	2	—	—

Weighted average shares outstanding — diluted	3,388	3,389	3,389

Net income (loss) per share — before extradordinary charge	$(1.01)	$(0.11)	$.12
Extraordinary charge	—	(0.20)	—

Net income (loss) per share — basic and diluted	$(1.01)	$(0.31)	$.12

    Outstanding stock options and the potential conversion of units to shares were excluded in 1999 in computing diluted earnings per share because the effects of such items were anti-dilutive.

Note 7—Long Term Stock Incentive Plan

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

    The fair value of options granted for the purpose of presenting pro forma information, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), has been estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the year ended December 31, 2000	For the year ended December 31, 1999	For the period from June 15, 1998 to December 31, 1998
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	1.053	1.086	.593
Risk free interest rate	5.11%	6.44%	5.22%
Expected life of options	10 years	10 years	10 years

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

    Net income (loss) and net income (loss) per share (basic and diluted) for the years ended December 31, 2000 and 1999, and for the period from June 15, 1998 to December 31, 1998, computed on a pro forma basis under requirements of SFAS 123 equals $(2,980,000) and $(1.04), $(989,000) and $(.35), and $255,000 and $.09, respectively.

    Options granted, exercised and canceled under the Long-term Stock Incentive Plan are summarized below:

	For the year ended December 31, 2000		For the year ended December 31, 1999		For the period from June 15, 1998 to December 31, 1998
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of the period	283,000	$5.00 – $6.49	313,000	$5.00 – $6.49	—	—
Granted	133,000	$3.40 – $4.49	30,000	$5.00	313,000	$5.00 – $6.49
Exercised	—	—	—	—	—	—
Canceled	90,000	$5.00 – $6.49	60,000	$6.49	—	—

Outstanding, End of the Period	326,000	$3.40 – $6.49	283,000	$5.00 – $6.49	313,000	$5.00 – $6.49

    The following table represents the weighted average per share price option information:

	For the year ended December 31, 2000	For the year ended December 31, 1999	For the period from June 15, 1998 to December 31, 1998
Weighted average fair value of options granted	$3.39	$3.36	$4.64
Weighted average fair value of options canceled	4.33	4.77	—
Weighted average exercise price on grant date	3.48	5.00	6.39

    The weighted average exercise price for options outstanding at December 31, 2000 and 1999 was $5.12 and $6.22, respectively. The weighted average contractual life of options outstanding at December 31, 2000 and 1999 was 6.77 years and 8.6 years, respectively.

Note 8—Commitments

    The Company has outstanding commitments for capital expenditures on leases signed at December 31, 2000 in the amount of $277,000 for tenant allowances, $182,000 for construction costs and $24,000 for brokerage commissions. These costs are expected to be paid during 2001 and a portion will be reimbursed from the capital improvement escrow (see Note 2).

Note 9—Mortgage Debt and Other Liabilities

    On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108.2 million. The outstanding balance equaled $55.3 million and $57.1 million as of December 31, 2000 and 1999, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 8.63% and 8.36% as of December 31, 2000 and 1999, respectively. The HGP Credit Facility is cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center at December 31, 2000. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. The Company is currently pursuing refinancing of the HGP Credit Facility in anticipation of the July 2001 maturity date. There can be no assurances that management will be successful. The consolidated financial statements do not contain any adjustments that may ultimately arise from the outcome of this uncertainty. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

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

    On July 9, 1999, the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York (the "JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans with initial balances totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans with initial balances totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $45.9 million and $46.4 million at December 31, 2000 and 1999, respectively. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009, and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

    The Company has a loan secured by a mortgage on the office building and related equipment, which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on this loan was $2.5 million on December 31, 2000 and $2.7 million on December 31, 1999. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 9.2% and 8.5% at December 31, 2000 and 1999, respectively.

    The Company owns approximately 95 acres of undeveloped land in Muskegon, Michigan which it acquired as part of the consideration from the transfer of its interests in the Bellport Outlet Center (see Note 10). Portions of this land are subject to land contracts with a total balance of $590,000 and $776,000 as of December 31, 2000 and 1999, respectively. The interest rates vary from 9.5% to 10.0%. Monthly debt service payments total $5,200 through June 2001 and $4,200 from that time through January 2002 with balloon payments due on these two dates of $125,000 and $458,000, respectively.

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

    In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of December 31, 2000, the components of such indebtedness included (1) the loan collateralized by the Company's corporate office building in Norton Shores, Michigan (with a principal balance of $2.5 million on December 31, 2000 and $2.7 million as of December 31, 1999), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The terms of the Working Capital Agreement require the Company to repay any outstanding balance on the Prime Loan or other related indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering. The Company has indemnified Prime Retail for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees.

    Cash paid for interest for the years ended December 31, 2000 and 1999 was $9.5 million and $9.3 million respectively. For the period from June 15, 1998 to December 31, 1998, cash paid for interest was $4.4 million. Cash paid for interest was $6.0 million for the period from January 1, 1998 to June 14, 1998. The weighted average rate of interest was 8.4% and 7.5% for the years ended December 31, 2000 and 1999, respectively, was 7.8% for the period from June 15, 1998 to December 31, 1998 and was 8.8% for the period from January 1, 1998 to June 14, 1998.

    Mortgages and other debt, as of December 31, 2000 and 1999, consists of the following (in thousands):

	2000	1999
Mortgage notes payable	$103,763	$106,219
Land contracts and other	638	909

	$104,401	$107,128

    Debt maturities subsequent to 2000 are as follows (in thousands):

2001	$56,099
2002	3,589
2003	685
2004	735
2005	812
Thereafter	42,481

$104,401

Note 10—Related Party Transactions

    The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the years ended December 31, 2000 and 1999, the Company paid premiums totaling approximately $739,000 and $666,000, respectively, on insurance policies placed by Thilman & Filippini.

    The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company. During the years ended December 31, 2000 and 1999 the Company incurred rent expense of $95,000 and $121,000, respectively.

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

    On April 18, 2000, the Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc. The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company. The interest rate on the loan was at 10% and was secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group, Inc.'s ownership interest in Prime Outdoor, LLC, and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates. The loan was approved by a committee of independent directors of the Company. The loan was repaid on June 9, 2000.

Note 11—Shareholders' Equity

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

Note 12—Segment Information

    The Company operates thirteen shopping centers located in ten states. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP") and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The definition, approved by NAREIT in October 1999, clarified the treatment of non-recurring items that were not considered "extraordinary" under GAAP. NAREIT adopted this new definition effective January 1, 2000, and required that prior periods be restated accordingly. The FFO balances below reflect the gain on sale of undepreciable land parcels. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of income (loss) before minority interests and extraordinary charge to diluted FFO is as follows:

	Horizon Group Properties, Inc.
	for the year ended December 31, 2000	for the year ended December 31, 1999	for the period from June 15, 1998 to December 31, 1998	Predecessor Properties for the period from January 1, 1998 to June 14, 1998
	(In thousands)
Income (loss) before minority interests and extraordinary charge	$(3,427)	$(338)	$387	$(3,962)
FFO adjusted depreciation and amortization (1)	5,376	5,652	2,667	4,543
Provision for impairment	1,568	—	—	—
Extraordinary charge, net of minority interests	—	568	—	—

FFO	$3,517	$5,882	$3,054	$581

Notes:

(1)
Includes depreciation of the operating real estate and allocated amounts relating to the joint venture investments accounted for under the equity method.

    Phillips Van Heusen Corp. ("PVH") is the only tenant from which the Company derived more than 10% of its total revenues for the period June 15, 1998 to December 31, 1998. PVH represented 11.1% of total revenues for that period. During the years ended December 31, 2000 and 1999 no single tenant provided more than 10% of the Company's total revenues.

    The line item entitled general and administrative expenses on the Company's statements of operations represents corporate level general and administrative expenses.

Note 13—Land Sale Transactions

    On October 6, 1999, the Company sold six acres of land in Muskegon, Michigan to CBL & Associates Properties, Inc. ("CBL") and was reimbursed for prior development efforts. The Company received $600,000 in cash and a $520,000 note. Interest is imputed on this non-interest bearing note and it is due at the earlier of (i) CBL's completion of construction of a regional mall with three anchor tenants or (ii) two years. No gain or loss was recognized on this sale.

    On November 9, 2000 the Company sold an outparcel located in front of its power center in Norton Shores, Michigan to Delta Investments Associates, LLC for $375,000. A gain on sale of $239,000 is reflected on the statement of operations.

HORIZON GROUP PROPERTIES, INC.
Schedule III — Real Estate and Accumulated Depreciation
DECEMBER 31, 2000

		Initial Cost to Company		Costs Capitalized Subsequent to Initial Development or Acquisition		Gross Amount at which Carried at Close of Period
Property	Encumbrance (1)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Dry Ridge	$2,284,200	$—	$—	$—	$—	$—	$—	$—	$—	1991	1998
Holland	2,007,700	630,100	4,467,800	—	563,500	630,100	5,031,300	5,661,400	512,100	1988	1998
Laughlin	16,160,900	8,100	20,366,800	—	792,400	8,100	21,159,200	21,167,300	1,769,100	1996	1998
Medford	9,866,900	241,600	11,045,900	—	1,445,600	241,600	12,491,500	12,733,100	1,028,700	1991	1998
Monroe	3,860,500	437,000	8,610,100	—	1,358,300	437,000	9,968,400	10,405,400	1,039,800	1987	1998
Lakeshore	8,478,600	653,500	9,736,000	—	709,300	653,500	10,445,300	11,098,800	855,300	1995	1998
Sealy	10,935,300	489,400	12,308,300	—	19,600	489,400	12,327,900	12,817,300	997,500	1995	1998
Somerset	2,609,400	622,600	6,415,000	—	444,800	622,600	6,859,800	7,482,400	586,900	1990	1998
Traverse City	5,120,800	898,600	4,606,700	—	420,000	898,600	5,026,700	5,925,300	450,400	1990	1998
Tulare	9,182,000	1,282,200	7,916,700	—	981,300	1,282,200	8,898,000	10,180,200	778,100	1995	1998
Warrenton	12,648,800	1,264,100	13,265,100	—	333,300	1,264,100	13,598,400	14,862,500	1,182,800	1993	1998
Daleville	10,708,300	147,200	14,271,700	—	55,600	147,200	14,327,300	14,474,500	1,154,400	1994	1998
Gretna	7,364,000	1,268,700	9,849,700	—	266,900	1,268,700	10,116,600	11,385,300	868,400	1993	1998
Miscellaneous/Corporate (2)	3,174,000	4,016,100	3,276,400	89,400	143,800	4,105,500	3,420,200	7,525,700	692,800	1995	1998

Total	$104,401,400	$11,959,200	$126,136,200	$89,400	$7,534,400	$12,048,600	$133,670,600	$145,719,200	$11,916,300

Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:

Buildings 31.5 years              Improvements 10 years or lease term, if less

(1) All properties except the Corporate Office are collateral for borrowings of $55.3 million from Nomura Asset Capital Corporation and $45.9 million from Morgan Guaranty Trust Company of New York, at December 31, 2000. For the Nomura loan, the amounts shown represent allocated loan amounts for each property pursuant to the loan agreement with Nomura.

(2) Includes $713,000 of cost and $474,000 of accumulated depreciation for furniture and equipment for the corporate office.

The aggregate cost of property included above for federal income tax purposes is approximately $233.5 million as of December 31, 2000.

HORIZON GROUP PROPERTIES
SCHEDULE III — NOTES
DECEMBER 31, 2000

1. Reconciliation of Real Estate Properties:

    The following table reconciles the Real Estate Properties from June 15, 1998 to December 31, 2000:

	Year Ended December 31, 2000	Year Ended December 31, 1999		For the Period from June 15, 1998 to December 31, 1998
Balance, beginning of period	$148,572,400	$144,975,400		$142,520,300
Additions during period
Improvements of existing properties	1,876,300	5,099,500	(A)	2,455,100
Final purchase allocations, net	—	(1,362,000)		—
Retirements	(383,500)	(140,500)		—
Write-down to net book value (B)	(310,200)	—		—
Transfer of assets held for sale	(2,467,500)	—		—
Write down for impaired property	(1,568,300)	—		—

Balance, end of period	$145,719,200	$148,572,400		$144,975,400

    The following table reconciles the accumulated depreciation from June 15, 1998 to December 31, 2000:

Balance, beginning of period	$7,154,000	$2,387,100	$—
Additions during period
Depreciation	5,294,400	4,789,400	2,387,100
Write-down to net book value (B)	(310,200)	—	—
Retirements during period	(221,900)	(22,500)	—

Balance, end of period	$11,916,300	$7,154,000	$2,387,100

Notes:

(A)
The additions during the period include $1,287,500 of land and improvements that were acquired in the transfer of the Bellport interests (see Note 10 to the consolidated and combined financial statements).

(B)
The cost basis of impaired assets and assets held for sale have been adjusted to reflect the write-off of accumulated depreciation.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001. Information concerning the Executive Officers is included in Part I on page 8.

ITEM 11—EXECUTIVE COMPENSATION

    Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

    Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

    The financial statements listed in the index as shown under Item 8 are filed as part of this annual report.

    2. Financial Statement Schedules

    The financial statement schedule listed in the index as shown under Item 8 is filed as part of this annual report.

    3. Exhibits

    The exhibits listed in the index to exhibits as shown under this Item 14(a) are filed as a part of this annual report.

(b) Reports on Form 8-K—None

Horizon Group Properties, Inc.
Index to Exhibits
(Item 14(a))

Description
Exhibit 3(i)	Articles of Incorporation of Horizon Group Properties, Inc. (the "Company")(1)
Exhibit 3(ii)	By-laws of the Company(1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Articles of Amendment and Restatement of the Company (8)
Exhibit 4.1	Specimen certificate for common stock, $0.1 par value per share, of the Company(1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424))(1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company(1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company(1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company(1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company(1)
Exhibit 10.7	Form of Registration Rights Agreement(1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1)(1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company(3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc.(3)
Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation(2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation(2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation(2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P.(2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C.(3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops, L.L.C.(3)
Exhibit 10.19	Form of Option Agreement(3)

Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, LLC and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, LLC, as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)
Exhibit 10.26	Second Amendment to Agreement dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group II, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32	Letter agreement dated April 18, 2000, between Horizon Group Properties Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Thomas A. Rumptz and the Company.
Exhibit 10.37	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company.

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

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.

/s/ GARY J. SKOIEN Gary J. Skoien	Director and Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID R. TINKHAM David R. Tinkham	Chief Financial Officer (Principal Financial Officer)
/s/ MICHAEL W. RESCHKE Michael W. Reschke	Director
/s/ MARGARET A. GILLIAM Margaret A. Gilliam	Director
/s/ JIM EDGAR Governor Jim Edgar	Director
/s/ E. THOMAS THILMAN E. Thomas Thilman	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
HORIZON GROUP PROPERTIES, INC.
Form 10-K December 31, 2000 TABLE OF CONTENTS
PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
  ITEM 5—MARKET FOR THE COMPANY'S COMMON SHARES AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
SELECTED QUARTERLY FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Horizon Group Properties, Inc. Index to Financial Statements and Financial Statement Schedules
REPORT OF INDEPENDENT AUDITORS
HORIZON GROUP PROPERTIES, INC. Consolidated Balance Sheets (In thousands, except per share amounts)
HORIZON GROUP PROPERTIES, INC. Consolidated and Combined Statements of Operations (In thousands, except per share amounts)
HORIZON GROUP PROPERTIES, INC. Consolidated Statement of Changes in Shareholders' Equity and Combined Statement of Changes in Net Assets (In thousands)
HORIZON GROUP PROPERTIES, INC. Consolidated and Combined Statements of Cash Flows (In thousands)
HORIZON GROUP PROPERTIES, INC. Notes to Consolidated and Combined Financial Statements
  Note 1—Formation of the Company
  Note 2—Summary of Significant Accounting Policies
  Note 3—Leases
  Note 4—Summarized Financial Information
  Note 5—Impairment
  Note 6—Earnings Per Share
  Note 7—Long Term Stock Incentive Plan
  Note 8—Commitments
  Note 9—Mortgage Debt and Other Liabilities
  Note 10—Related Party Transactions
  Note 11—Shareholders' Equity
  Note 12—Segment Information
  Note 13—Land Sale Transactions
HORIZON GROUP PROPERTIES, INC. Schedule III — Real Estate and Accumulated Depreciation DECEMBER 31, 2000
HORIZON GROUP PROPERTIES SCHEDULE III — NOTES DECEMBER 31, 2000
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Horizon Group Properties, Inc. Index to Exhibits (Item 14(a))
Signatures