Form 10-K405/A
period 2000-12-31
HORIZON GROUP PROPERTIES INC
filed 2001-04-12
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-24123

HORIZON GROUP PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3407933 (IRS employer identification no.)
77 West Wacker Drive, Suite 4200 Chicago, IL 60601 (Address of principal executive offices)	(312) 917-8870 (Registrant's telephone number including area code)

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

   The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 15, 2001 was 2,870,194.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents of the registrant are incorporated herein by reference:

Description of Document	Portion of Form 10-K Where Incorporated
Portions of the Registrant's definitive Proxy Statement, to be filed pursuant to Regulation 14A, issued in connection with it's Annual Meeting of Shareholders to be held on May 8, 2001.	Part III, Items 10, 11, 12 and 13

   Horizon Group Properties, Inc. (the "Company") is filing this Amendment on Form 10-K/A to amend and correct the date of its 2001 annual meeting from the May 9, 2001 date noted in the Company's Form 10-K for the year ended December 31, 2000 to the correct date of May 8, 2001. The incorrect May 9, 2001 date appears in five locations in the Company's Form 10-K, specifically on page 1, Documents Incorporated by Reference, and Part III, Item 10 "Directors and Executive Officers of the Company", Item 11 "Executive Compensation", Item 12 "Security Ownership of Certain Owners and Management", and Item 13 "Certain Relationships and Related Transactions".

DOCUMENTS INCORPORATED
BY REFERENCE

    This section is hereby amended to read as follows:

    "Portions of the Registrant's definitive Proxy Statement, to be filed pursuant to Regulation 14A, issued in connection with its Annual Meeting of Shareholders to be held on May 8, 2001."

PART III

ITEM 10—DIRECTORS AND EXECUTIVE
OFFICERS OF THE COMPANY

    This section is hereby amended to read as follows:

    "Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001. Information concerning the Executive Officers is included in Part I on page 8."

ITEM 11—EXECUTIVE COMPENSATION

    This section is hereby amended to read as follows:

    "Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001."

ITEM 12—SECURITY OWNERSHIP OF CERTAIN
OWNERS AND MANAGEMENT

    This section is hereby amended to read as follows:

    "Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001."

ITEM 13—CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

    This section is hereby amended to read as follows:

    "Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001."

2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.

/s/ GARY J. SKOIEN Gary J. Skoien	Director and Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 11, 2001
/s/ DAVID R. TINKHAM David R. Tinkham	David R. Tinkham Chief Financial Officer (Principal Financial Officer)	April 11, 2001

3

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11—EXECUTIVE COMPENSATION
ITEM 12—SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES