Form 10-Q
period 2001-03-31
HORIZON GROUP PROPERTIES INC
filed 2001-05-15
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-24123

HORIZON GROUP PROPERTIES, INC.

(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3407933 (I.R.S. employer identification no.)
77 West Wacker Drive, Suite 4200, Chicago, IL (Address of principal executive offices)	60601 (Zip Code)

(312) 917-8870
(Registrant's telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of common shares outstanding at May 8, 2001 2,870,194

HORIZON GROUP PROPERTIES, INC.

Index to Form 10-Q

March 31, 2001

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2001	Three months ended March 31, 2000
	(thousands, except per share amounts)
REVENUE
Base rent	$4,724	$5,058
Percentage rent	83	42
Expense recoveries	1,101	1,302
Other	203	373

Total revenue	6,111	6,775

EXPENSES
Property operating	1,568	1,574
Real estate taxes	695	348
Land leases and other	357	508
Depreciation and amortization	1,467	1,313
General and administrative	751	1,049
Interest	2,356	2,520

Total expenses	7,194	7,312

Loss before loss on sale of real estate and minority interests	(1,083)	(537)
Loss on sale of real estate	(6)	—

Loss before minority interests	(1,089)	(537)
Minority interests	169	73

Net loss	$(920)	$(464)

Per Common Share—Basic and Diluted:
Net loss—basic and diluted	$(0.32)	$(0.16)

Weighted average shares outstanding
Basic	2,870	2,848

Diluted	3,381	3,389

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2001	December 31, 2000
	(thousands)
ASSETS
Real estate—at cost:
Land	$9,742	$12,049
Buildings and improvements	133,887	133,670
Less accumulated depreciation	(13,194)	(11,916)

Total net real estate	130,435	133,803
Cash and cash equivalents	1,829	2,866
Restricted cash	3,376	3,478
Tenant accounts receivable	1,737	1,803
Real estate held for sale	2,317	2,468
Deferred costs (net of accumulated amortization of $932
and $773, respectively)	1,881	1,987
Other assets	1,542	1,563

Total assets	$143,117	$147,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$101,238	$104,401
Accounts payable and accrued expenses	4,129	4,916
Prepaid rents and other tenant liabilities	1,516	1,313
Other liabilities	831	845

Total liabilities	107,714	111,475
Minority Interests	5,335	5,505
Shareholders' equity:
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	34,406	34,406
Accumulated deficit	(4,367)	(3,447)

Total shareholders' equity	30,068	30,988

Total liabilities and shareholders' equity	$143,117	$147,968

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2001	Three months ended March 31, 2000
	(thousands)
Cash flows from operating activities:
Net loss	$(920)	$(464)
Loss on sale of assets	6	—
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests in net loss	(169)	(73)
Depreciation	1,292	1,269
Amortization	220	90
Changes in assets and liabilities:
Restricted cash	102	392
Tenant accounts receivable	66	(137)
Deferred costs and other assets	(93)	(136)
Accounts payable and accrued expenses	(788)	(1,014)
Other liabilities	(14)	(14)
Prepaid rents and other tenant liabilities	203	(320)

Net cash used in operating activities	(95)	(407)

Cash flows from investing activities:
Expenditures for real estate and improvements	(241)	(614)
Proceeds from sale of real estate	2,462	—

Net cash provided by (used in) investing activities	2,221	(614)

Cash flows from financing activities:
Principal payments on mortgages and other debt	(3,163)	(586)

Cash used in financing activities	(3,163)	(586)

Net decrease in cash and cash equivalents	(1,037)	(1,607)
Cash and cash equivalents:
Beginning of period	2,866	4,955

End of period	$1,829	$3,348

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

    HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. HGP's portfolio as of March 31, 2001, consisted of 11 factory outlet centers and one power center located in 9 states. Twelve of the initial factory outlet centers and the power center were contributed to the Company by Horizon in connection with the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

    The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of March 31, 2001, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

Note 2—Summary of Significant Accounting Policies

Interim Period Financial Presentation

    The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

    The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. Certain amounts in prior periods have been reclassified to conform to the current presentation.

    Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved in future periods.

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

    Periodically, in the course of reviewing the performance of its operating properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of December 31, 2000, the Dry Ridge, Kentucky property was classified as held for sale and was sold in January 2001. As of March 31, 2001, no operating properties were classified as held for sale.

    In addition, the Company owns parcels of land near several of its properties, which it reviews periodically in comparison with its business plans. As of March 31, 2001, portions of this land were classified as held for sale.

Cash Equivalents

    The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

    Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 5) and includes $1.1 million in capital improvement and tenant allowance reserves, $1.7 million in real estate tax, insurance and ground lease escrows, and $.6 million for debt service and operating expenses at March 31, 2001.

Deferred Costs

    Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense.

Income Taxes

    The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests, and, through payments of dividends to shareholders, receives a deduction for such dividends for federal income tax purposes. As a REIT, HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable loss in the current period and past fiscal years, the Company is not and has not been obligated to make any dividend distributions to qualify as a REIT.

Minority Interests

    Minority interests represent the interests of unitholders of HGP LP, other than the Company. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.1% at March 31, 2001. During the three months ended March 31, 2001, no units were converted into shares of common stock.

Revenue Recognition

    Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $835,000 and $821,000 of accrued straight line rents at March 31, 2001 and December 31, 2000, respectively, which are expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3—Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31, 2001	Three months ended March 31, 2000
Numerator:
Net loss—basic	$(920)	$(464)
Minority interests of unitholders	(169)	(73)

Net loss—diluted	$(1,089)	$(537)

Denominator:
Weighted average shares outstanding—basic	2,870	2,848
Effect of converting units to shares	511	541

Weighted average shares outstanding—diluted	3,381	3,389

Net loss per share—basic and diluted	$(0.32)	$(0.16)

    Outstanding stock options were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the periods presented.

Note 4—Long Term Stock Incentive Plan

    The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan.

Note 5—Mortgage Debt and Other Liabilities

    On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, ("Nomura") providing for initial borrowings of $108.2 million. The outstanding balance was $52.3 million and $55.3 million as of March 31, 2001 and December 31, 2000, respectively. On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The effective rate was 7.13% and 8.63% as of March 31, 2001 and December 31, 2000, respectively. The HGP Credit Facility was cross-collateralized by mortgages on six of the Company's operating outlet centers and one power center. In January 2001, the Company sold the outlet center in Dry Ridge, Kentucky and the net proceeds were used to pay down the loan. The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness and, under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility. The Company is currently pursuing refinancing of the HGP Credit Facility in anticipation of its maturity on July 11, 2001. There can be no assurance that these efforts will be successful. The consolidated financial statements do not contain any adjustments that may ultimately arise form the outcome of this uncertainty. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts for the benefit of Nomura which are classified on the balance sheet of the Company as restricted cash (see Note 2).

    The Company incurred a 1% repayment fee in connection with the prepayment of $46.8 million in 1999, as described above. This fee was an amount negotiated with Nomura and was recognized as a component of the extraordinary charge on prepayment of debt in 1999. The Company is recognizing repayment fees of 2% of the remaining amount due under the HGP Credit Facility as an expense over the remaining term of the HGP Credit Facility.

    On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance of both loans totaled $45.8 million at March 31, 2001 and $45.9 million at December 31, 2000. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

    The Company has a loan secured by a mortgage on the office building and related equipment, which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on this loan was $2.5 million on both March 31, 2001 and December 31, 2000. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 7.9% and 9.2% at March 31, 2001 and December 31, 2000, respectively.

    Portions of approximately 89 acres of undeveloped land, which the Company owns in Muskegon, Michigan, are subject to two land contracts totaling $588,000 as of March 31, 2001 and $590,000 at December 31, 2000. The interest rates are 9.5% and 10%. Monthly debt service payments total $5,200 through June 2001 and $4,200 from that time through January 2002 with balloon payments due on those dates of $125,000 and $458,000, respectively.

    In connection with the Merger, Prime became potentially liable for, or agreed to guarantee certain indebtedness of the Company. As of March 31, 2001, the components of such indebtedness included (1) the loans collateralized by the Company's corporate office building and equipment in Norton Shores, Michigan (with a principal balance of $2.5 million on each of March 31, 2001 and December 31, 2000), and (2) $10.0 million of the Company's obligations under its credit facility with Nomura. The Company is required to repay any indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering. The Company has indemnified Prime for any amounts advanced under the guarantees. There is a $400,000 annual fee due to Prime under the guarantees.

Note 6—Related Party Transactions

    The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the three months ended March 31, 2001 and 2000, the Company paid premiums totaling approximately $154,000 and $167,000, respectively, on insurance policies placed by Thilman & Filippini.

    The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company. During the three months ended March 31, 2001 and 2000, the Company incurred rent expense of $16,000 and $31,000, respectively.

    Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime is liable for future payments related to the PVH Agreement, but the Company was obligated to pay $2,334,000 to Prime for payments related to the PVH Agreement. This amount was paid in September 1999.

Note 7—Segment Information

    During the three months ended March 31, 2001, and March 31, 2000, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states, respectively. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of income loss before minority interests to diluted FFO is as follows:

	Three months ended March 31, 2001	Three months ended March 31, 2000
Loss before minority interests	$(1,089)	$(537)
Adjustments for depreciation and amortization	1,420	1,267

FFO	$331	$730

    The line item entitled general and administrative expenses on the Company's statements of operations represents corporate level general and administrative expenses.

Note 8—Property Disposition

    On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky to Sugar Oak Corporation for $2.5 million. This center was classified as held for sale on the Company's balance sheet at December 31, 2000. The net proceeds were used to pay down the outstanding balance on the Nomura loan (See Note 5).

Note 9—Subsequent Events

    On April 25, 2001, the Company filed a lawsuit against Howard M. Amster, John C. Loring and Robert M. Schwartzberg, alleging, among other things, that they violated Federal securities laws in connection with the purported nominations of Messrs. Loring and Schwartzberg for election to the Company's Board of Directors (the "Horizon Board") and requesting other relief (the "Horizon Lawsuit").

    On May 4, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement") which provides, among other things, that (i) Messrs. Loring and Schwartzberg will withdraw their purported nominations for election to the Horizon Board and Mr. Schwartzberg will terminate his proxy solicitation, (ii) following the Annual Meeting, the Company will amend its by-laws to increase the size of the Horizon Board to six members and will cause Mr. Amster to be appointed to the Horizon Board and to a newly-formed executive committee of the Horizon Board (the "Executive Committee") and (iii) there will be a "standstill" agreement covering Messrs. Amster, Loring and Schwartzberg until June 30, 2002 (subject to certain conditions) and, in the case of Mr. Amster, if longer, until the earlier of June 30, 2003 or the date that Mr. Amster no longer serves as a member of the Horizon Board.

    Under the Settlement Agreement, the Company and Messrs. Amster, Loring and Schwartzberg agreed to release all claims against each other arising prior to the date of the Settlement Agreement. The Company further agreed to dismiss the Horizon Lawsuit with prejudice as a result of a mutual settlement, and Messrs. Amster, Loring and Schwartzberg revoked any and all demands for the election of directors at the Annual Meeting which were previously delivered to the Company.

    Pursuant to the Settlement Agreement, the Company will reimburse Messrs. Amster and Schwartzberg for up to one-half (but not to exceed $65,000 and $15,000, respectively) of their bona-fide legal fees and expenses. The Company anticipates that the cost of reimbursing Messrs. Amster and Schwartzberg will be approximately $80,000. In addition, the Company incurred substantial legal costs associated with these matters, which will be included in the results of operations for the three months ending June 30, 2001.

    On April 5, 2001, the Company has executed a financing commitment for its outlet center in Holland, Michigan in the amount of $3.5 million. The terms of the financing commitment provide for a loan, which will bear interest at a fixed rate, which will be the greater of 8.00% or the five year Federal Home Loan Bank of Indianapolis published rate on the day of closing plus 2.50% per annum and will mature after five years. The loan will require monthly payments of interest and principal based on a 20-year amortization schedule. The commitment letter calls for the loan to close on or before June 15, 2001. The net proceeds from this financing will be used to pay down the HGP Credit Facility.

    On May 7, 2001, the Company received a commitment letter from Greenwich Capital Financial Products, Inc. for its power center in Norton Shores, Michigan in the amount of approximately $15.5 million, which the Company is currently reviewing. The terms of the commitment letter provide for a ten-year loan with monthly payments of interest and principal based on a 30-year amortization schedule. The interest rate will be set at 2.50% over the 10-year treasury rate as of the closing date. Funding of this loan is contingent on the repayment of the HGP Credit Facility.

HORIZON GROUP PROPERTIES, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2001

(unaudited)

Introduction

    The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of March 31, 2001, owned approximately 84.9% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

Cautionary Statements

    The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its current debt as it matures; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

General Overview

    The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of March 31, 2001, HGP's portfolio consisted of 11 factory outlet centers and one power center located in 9 states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the

Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

    The net loss before minority interests was $1,089,000 for the three months ended March 31, 2001, compared to net loss before minority interests of $537,000 for the three months ended March 31, 2000. The main components of this change were lower rents and increased real estate tax expense partially offset by decreases in general and administrative expense and interest expense.

    Total revenues decreased $664,000 in the three months ended March 31, 2001, compared to the same period in the prior year primarily as a result of a decrease in base rents due to a decline in occupancy and reductions in rental rates for several tenants and a reduction in expense recoveries due to a decline in the percentage of tenants subject to these charges.

    Real estate tax expense increased $347,000 in the three months ended March 31, 2001, compared to the same period in the prior year mainly due to a refund in 2000 of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan. No similar refund was received in the current year.

    General and administrative expenses decreased $298,000 in the three months ended March 31, 2001, compared to the same period in the prior year mainly as a result of a reduction in corporate staffing and decreases in state income taxes.

    Interest expense decreased $164,000 in the three months ended March 31, 2001, compared to the same period in the prior year. The primary factors causing the decrease were a reduction in interest rates which affected the Company's floating rate debt and the reduction in the Nomura debt as a result of the sale of the outlet center in Dry Ridge, Kentucky and scheduled principal payments (see Note 8 to the condensed consolidated financial statements).

    Landlease and other expense decreased $151,000 in the three months ended March 31, 2001, compared to the same period in the prior year. This decrease is due to a reduction in marketing landlord contributions in the current period and increased bad debt expense at one property in the prior year.

    The effective interest rate on the Nomura facility for the three months ended March 31, 2000, was 7.85% compared to 7.65% for the three months ended March 31, 2001. The balance of the Nomura facility was $56.7 million as of March 31, 2000, and $52.3 million as of March 31, 2001. The reduction in the principal balance resulted from the paydown of $2.4 million in connection with the sale of the center in Dry Ridge, Kentucky, and monthly principal payments totaling $2.0 million made during the period. The total principal balance of the JP Morgan loans was $45.7 million as of March 31, 2001 and $46.3 million as of March 31, 2000, with interest at a fixed rate of 8.46%.

    In January 2001, the outlet center in Dry Ridge, Kentucky, which was classified as held for sale at December 31, 2000, was sold to Sugar Oak Corporation. The Company reclassified several parcels of land near its properties as held for sale at March 31, 2001, thereby causing a decrease in land, but relatively little change in real estate held for sale on the Company's balance sheet.

    Average occupancy for the Company's total portfolio of properties for the three months ended March 31, 2001 was 79.8% compared to 83.4% for the three months ended March 31, 2000. Occupancy of the Company's total portfolio at March 31, 2001 and 2000, was 79.1% and 83.2%, respectively.

Liquidity and Capital Resources

    As of March 31, 2001, the aggregate amount of outstanding mortgages and other debt was approximately $101.2 million of which $52.3 million is payable in 2001 pursuant to the terms of such notes and indebtedness. The net proceeds of $2.4 million from the sale of the outlet center in Dry Ridge, Kentucky in January 2001 were used to reduce the outstanding loan balance. The Company has hired Secured Capital Corp to assist in the pursuit of replacement financing and/or the sale of properties in order to satisfy the debt coming due in 2001. The company has also hired Holliday Fenoglio Fowler, LP to assist in securing replacement financing. There can be no assurance that a transaction will result involving the Company.

    The Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility with Nomura and the JP Morgan loans (each as hereinafter defined). At March 31, 2001 there was approximately $1.1 million deposited in escrows with Nomura and JP Morgan, which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

    The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures. These deposits totaled $3.4 million as of March 31, 2001, including the capital improvement escrows described above. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

    The Company expects to meet its short-term liquidity requirements generally through working capital and cash flows from operations. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its center in Tulare, California and Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets. As a result of the Company's leverage, the Company's ability to obtain additional financing sources is limited. The Company is currently seeking to refinance the HGP Credit Facility, which matures in July 2001. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished. The condensed consolidated financial statements of the Company do not contain any adjustments that may ultimately arise from the outcome of this uncertainty.

    On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"). The facility had an initial balance of $108.2 million and has a balance of $52.3 million at March 31, 2001. The HGP Credit Facility is guaranteed by HGP and HGP LP. The HGP Credit Facility expires July 11, 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum. The HGP Credit Facility was cross-collateralized by mortgages on six of the Company's 11 outlet centers and one power center and requires monthly payments of interest. In January 2001, the Company sold the outlet center in Dry Ridge, Kentucky and the net proceeds were used to pay down the loan. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments. The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness, and under certain circumstances, requires the Company to enter into an interest rate lock arrangement which would fix the interest rate on the full outstanding amount of the HGP Credit Facility.

    On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility. The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance was $45.8 million at March 31, 2001. The loans bear interest at a fixed rate of 8.46%, mature on August 1, 2009 and require the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $1.2 million for the JP Morgan Loans.

    Prime has guaranteed approximately $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). The terms of the Working Capital Agreement require the Company to repay any outstanding balance on indebtedness on which Prime is contingently liable to the extent of net proceeds from an equity offering. The Company intends to use the net proceeds from the sale of the outlet center in Algodones, New Mexico, to pay down the Nomura loan pursuant to the terms of the Prime Guarantee Agreement. In connection with the Prime Guarantee, HGP has agreed to pay Prime a fee of $400,000 per annum until Prime is released from its guarantee obligations related to the HGP Credit Facility.

    The Company has a loan secured by a mortgage on the office building and related equipment which the Company utilizes as a corporate office in Norton Shores, Michigan. The principal balance on this loan was $2.5 million on both March 31, 2001 and December 31, 2000. The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.

    Portions of approximately 89 acres of undeveloped land, which the Company owns in Muskegon, Michigan are subject to two land contracts totaling $588,000 as of March 31, 2001. The interest rates are 9.5% and 10.0%. Monthly debt service payments total $5,200 through June 2001 and $4,200 through January 2002 with balloon payments due on those dates of $125,000 and $458,000, respectively.

    On January 26, 2001, the Company sold the outlet center in Dry Ridge, Kentucky to Sugar Oak Corporation for $2.5 million. The net proceeds were used to pay down the outstanding balance on the Nomura loan.

Legal Proceedings

    On April 25, 2001, the Company filed a lawsuit against Howard M. Amster, John C. Loring and Robert M. Schwartzberg, alleging, among other things, that they violated Federal securities laws in connection with the purported nominations of Messrs. Loring and Schwartzberg for election to the Company's Board of Directors (the "Horizon Board") and requesting other relief (the "Horizon Lawsuit").

    On May 4, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement") which provides, among other things, that (i) Messrs. Loring and Schwartzberg will withdraw their purported nominations for election to the Horizon Board and Mr. Schwartzberg will terminate his proxy solicitation, (ii) following the Annual Meeting, the Company will amend its by-laws to increase the size of the Horizon Board to six members and will cause Mr. Amster to be appointed to the Horizon Board and to a newly-formed executive committee of the Horizon Board (the "Executive Committee") and (iii) there will be a "standstill" agreement covering Messrs. Amster, Loring and Schwartzberg until June 30, 2002 (subject to certain conditions) and, in the case of Mr. Amster, if longer, until the earlier of June 30, 2003 or the date that Mr. Amster no longer serves as a member of the Horizon Board.

    Under the Settlement Agreement, the Company and Messrs. Amster, Loring and Schwartzberg agreed to release all claims against each other arising prior to the date of the Settlement Agreement. The Company further agreed to dismiss the Horizon Lawsuit with prejudice as a result of a mutual settlement, and Messrs. Amster, Loring and Schwartzberg revoked any and all demands for the election of directors at the Annual Meeting which were previously delivered to the Company.

    Pursuant to the Settlement Agreement, the Company will reimburse Messrs. Amster and Schwartzberg for up to one-half (but not to exceed $65,000 and $15,000, respectively) of their bona-fide legal fees and expenses. The Company anticipates that the cost of reimbursing Messrs. Amster and Schwartzberg will be approximately $80,000. In addition, the Company incurred substantial legal costs associated with these matters, which will be included in the results of operations for the three months ending June 30, 2001.

    In the ordinary course of business the company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

HORIZON GROUP PROPERTIES, INC.

Quantitative and Qualitative Disclosure of Market Risk

(Unaudited)

    The Company's primary market risk exposure is associated with the HGP Credit Facility from Nomura. This facility had a balance of $52.3 million at March 31, 2001. The interest rate is set monthly at a rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 190 basis points. The facility matures in July of 2001. The monthly interest rates applicable from June 15, 1998 to March 31, 2001 ranged from 6.80% to 8.63%. As of March 31, 2001, the effective rate was 7.13%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

    The following table shows sensitivity of annual interest expense and net income per share—diluted based on an increase in the effective interest rate of 1%.

Principal Amount	Change in LIBOR Rate	Change in Interest Expense	Per Share—Diluted
$52,300,000	1.0%	$523,000	$.15

Inflation

    HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

HORIZON GROUP PROPERTIES, INC.

Part II—Other Information

Item 1. Legal Proceedings

    On April 25, 2001, the Company filed a lawsuit against Messrs. Amster, Loring and Schwartzberg, alleging, among other things, that they violated Federal securities laws in connection with the purported nominations of Messrs. Loring and Schwartzberg for election to the Company's Board of Directors (the "Horizon Board") and requesting other relief (the "Horizon Lawsuit").

    On May 4, 2001, the parties entered into a Settlement Agreement (the "Settlement Agreement") which provides, among other things, that (i) Messrs. Loring and Schwartzberg will withdraw their purported nominations for election to the Horizon Board and Mr. Schwartzberg will terminate his proxy solicitation, (ii) following the Annual Meeting, the Company will amend its by-laws to increase the size of the Horizon Board to six members and will cause Mr. Amster to be appointed to the Horizon Board and to a newly-formed executive committee of the Horizon Board (the "Executive Committee") and (iii) there will be a "standstill" agreement covering Messrs. Amster, Loring and Schwartzberg until June 30, 2002 (subject to certain conditions) and, in the case of Mr. Amster, if longer, until the earlier of June 30, 2003 or the date that Mr. Amster no longer serves as a member of the Horizon Board.

    Under the Settlement Agreement, the Company and Messrs. Amster, Loring and Schwartzberg agreed to release all claims against each other arising prior to the date of the Settlement Agreement. The Company further agreed to dismiss the Horizon Lawsuit with prejudice as a result of a mutual settlement, and Messrs. Amster, Loring and Schwartzberg revoked any and all demands for the election of directors at the Annual Meeting which were previously delivered to the Company.

    Pursuant to the Settlement Agreement, the Company will reimburse Messrs. Amster and Schwartzberg for up to one-half (but not to exceed $65,000 and $15,000, respectively) of their bona-fide legal fees and expenses. The Company anticipates that the cost of reimbursing Messrs. Amster and Schwartzberg will be approximately $80,000. In addition, the Company has incurred substantial costs which will be included in the results of operations for the three months ending June 30, 2001

Item 2. Changes in Securities—None

Item 3. Defaults Upon Senior Securities—None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information—None

Item 6. Exhibits or Reports on Form 8-K

(a)
Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the "Company") (8)
Exhibit 3(ii)	By-laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)
Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company (1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company (1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7	Form of Registration Rights Agreement (1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)

Exhibit 10.19	Form of Option Agreement (3)
Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)
Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company dated April 11, 2000. (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000. (10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000. (10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001.
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001.
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg. (11)

Exhibit 99.1	Press release issued by the Company on May 4, 2001, regarding the settlement of a lawsuit filed against Robert Schwartzberg, John Loring and Howard Amster and an election contest for seats on the Board of Directors. (11)

1
Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).

2
Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).

3
Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

4
Incorporated by reference to the Company's Form 10-Q dated as of May 17, 1999 (Commission file no. 0-24123).

5
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).

6
Incorporated by reference to the Company's Form 10-K dated as of March 6, 2000 (Commission file no. 0-24123).

7
Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2000 (Commission file no. 0-24123)

8
Incorporated by reference to the Company's Definitive Proxy Statement dated as of July 12, 2000 (Commission file no. 0-24123)

9
Incorporated by reference to the Company's Form 10-Q dated as of November 14, 2000 (Commission file no. 0-24123)

10
Incorporated by reference to the Company's Form 10-K dated as of March 23, 2001 (Commission file no. 0-24123)

11
Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 4, 2001 (Commission file no. 0-24123)

(b)
Report on Form 8-K

    A Form 8-K was filed on May 4, 2001, by the Company announcing the settlement of a lawsuit filed against Messrs. Amster, Loring and Schwartzberg and an election contest for seats on the Board of Directors.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      HORIZON GROUP PROPERTIES, INC.
                      Registrant

Date: May 15, 2001	By:	/s/ GARY J. SKOIEN Gary J. Skoien, President and Chief Executive Officer
Date: May 15, 2001	By:	/s/ DAVID R. TINKHAM David R. Tinkham, Chief Accounting and Chief Financial Officer

QuickLinks

Index to Form 10–Q
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
HORIZON GROUP PROPERTIES, INC. Quantitative and Qualitative Disclosure of Market Risk (Unaudited)
Part II—Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities—None
Item 3. Defaults Upon Senior Securities—None
Item 4. Submission of Matters to a Vote of Security Holders—None
Item 5. Other Information—None
Item 6. Exhibits or Reports on Form 8-K
SIGNATURES