Form 10-Q
period 2001-06-30
HORIZON GROUP PROPERTIES INC
filed 2001-08-14
CIK 1060744

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-24123

HORIZON GROUP PROPERTIES, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	38-3407933

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

77 West Wacker Drive, Suite 4200, Chicago, IL	60601

(Address of principal executive offices)	(Zip Code)

(312) 917-8870

(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

Number of common shares outstanding at August 13, 2001     2,870,194

HORIZON GROUP PROPERTIES, INC.
Index to Form 10-Q
June 30, 2001

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended	Three months ended
	June 30, 2001	June 30, 2000

	(thousands, except per share amounts)

REVENUE
Base rent	$4,605	$5,339
Percentage rent	27	27
Expense recoveries	944	1,275
Other	166	285

Total revenue	5,742	6,926

EXPENSES
Property operating	1,507	1,546
Real estate taxes	665	761
Land leases and other	332	177
Depreciation and amortization	1,476	1,285
General and administrative	1,105	874
Interest	2,174	2,569

Total expenses	7,259	7,212

Loss before gain on sale of real estate and minority interests	(1,517)	(286)

Gain on sale of real estate	913	-

Loss before minority interests	(604)	(286)

Minority interests	96	52

Net loss	$(508)	$(234)

Per Common Share - Basic and Diluted -
Net loss - basic and diluted	$(0.18)	$(0.08)

Weighted average shares outstanding:
Basic	2,870	2,861

Diluted	3,381	3,389

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Six months ended	Six months ended
	June 30, 2001	June 30, 2000

	(thousands, except per share amounts)

REVENUE
Base rent	$9,328	$10,397
Percentage rent	110	69
Expense recoveries	2,045	2,577
Other	370	658

Total revenue	11,853	13,701

EXPENSES
Property operating	3,074	3,120
Real estate taxes	1,360	1,109
Land leases and other	688	685
Depreciation and amortization	2,944	2,598
General and administrative	1,857	1,923
Interest	4,529	5,089

Total expenses	14,452	14,524

Loss before gain on sale of real estate and minority interests	(2,599)	(823)

Net gain on sale of real estate	907	-

Loss before minority interests	(1,692)	(823)

Minority interests	264	125

Net loss	$(1,428)	$(698)

Per Common Share - Basic and Diluted -
Net loss - basic and diluted	$(0.50)	$(0.24)

Weighted average shares outstanding:
Basic	2,870	2,855

Diluted	3,381	3,389

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2001	December 31, 2000

	(thousands)
ASSETS
Real estate - at cost:
Land	$9,742	$12,049
Buildings and improvements	134,215	133,670
Less accumulated depreciation	(14,440)	(11,916)

Total net real estate	129,517	133,803

Cash and cash equivalents	2,120	2,866
Restricted cash	3,321	3,478
Tenant accounts receivable	1,935	1,803
Real estate held for sale	1,559	2,468
Deferred costs (net of accumulated amortization of $1,059 and $773, respectively)	1,880	1,987
Other assets	1,744	1,563

Total assets	$142,076	$147,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$100,493	$104,401
Accounts payable and accrued expenses	4,484	4,916
Prepaid rents and other tenant liabilities	1,482	1,313
Other liabilities	817	845

Total liabilities	107,276	111,475

Minority Interests	5,236	5,505

Shareholders' equity:
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	34,409	34,406
Accumulated deficit	(4,874)	(3,447)

Total shareholders' equity	29,564	30,988

Total liabilities and shareholders' equity	$142,076	$147,968

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended	Six months ended
	June 30, 2001	June 30, 2000

	(thousands)

Cash flows from operating activities:
Net loss	$(1,428)	$(698)
Net gain on sale of real estate	(907)	-
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Minority interests in net loss	(264)	(125)
Depreciation	2,599	2,560
Amortization	429	129
Changes in assets and liabilities:
Restricted cash	157	(137)
Tenant accounts receivable	(132)	(723)
Deferred costs and other assets	(462)	192
Accounts payable and accrued expenses	(432)	(940)
Other liabilities	(28)	(28)
Prepaid rents and other tenant liabilities	169	(187)

Net cash provided by/(used in) operating activities	(299)	43

Cash flows from investing activities:
Expenditures for real estate and improvements	(630)	(1,291)
Proceeds from sale of real estate	4,133	-

Net cash provided by/(used in) investing activities	3,503	(1,291)

Cash flows from financing activities:
Principal payments on mortgages and other debt	(7,408)	(1,375)
Proceeds from borrowings	3,500	-
Debt issue costs	(42)	-

Net cash used in financing activities	(3,950)	(1,375)

Net decrease in cash and cash equivalents	(746)	(2,623)

Cash and cash equivalents:
Beginning of period	2,866	4,955

End of period	$2,120	$2,332

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Formation of the Company

Horizon Group Properties, Inc. (together with its subsidiaries “HGP” or the “Company”) is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime”) which was consummated on June 15, 1998 (“the Merger”).

HGP’s initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the initial factory outlet centers and the power center were contributed to the Company by Horizon in connection with the consummation of the Merger pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.  As of June 30, 2001, HGP’s portfolio consisted of 11 factory outlet centers and one power center located in 9 states.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”) of which the Company is the sole general partner.  As of June 30, 2001, HGP owned approximately 84.9% of the partnership interests (the “Common Units”) of HGP LP.  Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company’s election).

Note 2 - Summary of Significant Accounting Policies

Interim Period Financial Presentation

The condensed consolidated financial statements include the accounts of the Company’s subsidiary, HGP LP, and other wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved in future periods.

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

Periodically, in the course of reviewing the performance of its operating properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale.  As of December 31, 2000, the Dry Ridge, Kentucky property was classified as held for sale and was sold in January 2001.  As of June 30, 2001, no operating properties were classified as held for sale.

In addition, the Company owns parcels of land near several of its properties, which it reviews periodically in comparison with its business plans.  As of June 30, 2001, portions of this land were classified as held for sale and one parcel was sold during the quarter ended June 30, 2001.

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts deposited in accounts with the Company’s primary lenders (see Note 5) and included $1.2 million in capital improvement and tenant allowance reserves, $1.5 million in real estate tax, insurance and ground lease escrows, and $.6 million for debt service and operating expenses at June 30, 2001.

Deferred Costs

Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease.  Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  A REIT is a legal entity that holds real estate interests, and receives a deduction for dividends paid to its shareholders for federal income tax purposes.  HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability.  Based on its taxable loss in the current period and past fiscal years, the Company is not and has not been obligated to make any dividend distributions to qualify as a REIT.

Minority Interests

Minority interests represent the interests of unitholders of HGP LP, other than the Company.  The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time.  The unitholder minority interest in HGP was approximately 15.1% at June 30, 2001.  During the six months ended June 30, 2001, no units were converted into shares of common stock.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the terms of the respective leases.  As a result of recording rental revenue on a straight-line basis, tenant accounts receivable included $852,000 and $821,000 of accrued straight line rents at June 30, 2001 and December 31, 2000, respectively, which are expected to be collected over the remaining lives of the leases.  Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent.  Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents.  Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rents are due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

Other Revenue

Other revenue consists primarily of interest income, income related to marketing services that is recovered from tenants pursuant to lease agreements and income from tenants with lease terms of less than one year.

Share Options

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its options on common shares.  Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee share options equals or exceeds the market price of the underlying shares at the date of grant.

Legal Proceedings

In the ordinary course of business the company is subject to certain legal actions.  While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

		(in thousands, except per share information)

Numerator:
Net loss – basic	$(508)	$(234)	$(1,428)	$(698)
Minority interests of unitholders	(96)	(52)	(264)	(125)

Net loss – diluted	$(604)	$(286)	$(1,692)	$(823)

Denominator:
Weighted average shares outstanding – basic	2,870	2,861	2,870	2,855
Effect of converting units to shares	511	528	511	534

Weighted average shares outstanding – diluted	3,381	3,389	3,381	3,389

Net loss per share – basic and diluted	$(0.18)	$(0.08)	$(0.50)	$(0.24)

Outstanding stock options were excluded in computing diluted earnings per share because the effect of such item was anti-dilutive for the periods presented.

Note 4 - Long Term Stock Incentive Plan

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the “HGP Stock Plan”) to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards.  The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan.

Note 5 - Mortgage Debt and Other Liabilities

HGP Credit Facility

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the “HGP Credit Facility”) with Nomura Asset Capital Corporation, succeeded by Capital Corporation of America, (“Nomura”) and subsequently acquired by CDC Mortgage Capital, Inc. (“CDC”), providing for initial borrowings of $108.2 million.  On July 9, 1999, the Company refinanced six of the centers originally securing the HGP Credit Facility and repaid $46.8 million of principal related to those centers with the proceeds of such refinancing. The outstanding balance of the HGP Credit Facility was $48.4 million and $55.3 million as of June 30, 2001 and December 31, 2000, respectively.  The HGP Credit Facility is guaranteed by HGP and HGP LP.  The HGP Credit Facility matures in July 2001 and bears interest at the 30-day LIBOR Rate (as defined in the HGP Credit Facility) plus 1.90% per annum.  The effective rate was 5.91% and 8.63% as of June 30, 2001 and December 31, 2000, respectively.  The HGP Credit Facility is secured by cross-collateralized mortgages on six of the Company’s operating outlet centers and one power center.  The HGP Credit Facility requires monthly payments of interest. In addition, the HGP Credit Facility requires principal payments totaling $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively, payable in equal monthly installments.  The Company is recognizing repayment fees of 2% of the amount due under the HGP Credit Facility as an additional component of interest expense.  The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness.  In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts, which are classified on the balance sheet of the Company as restricted cash (see Note 2).  In January 2001, the Company sold the outlet center in Dry Ridge, Kentucky and the net proceeds were used to partially repay the HGP Credit Facility.

On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank.  The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

On July 31, 2001 the Company completed a $16 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. (“Greenwich”).  The non-recourse loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The net proceeds from the loan were used to further reduce the balance of the HGP Credit Facility.  In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC.  Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.

Also on July 31, 2001, CDC extended the maturity date of the remaining outstanding balance of the HGP Credit Facility to July 11, 2002.  The principal balance at July 31, 2001 was  $33.5 million, which includes a 2% extension fee.  The extended loan bears interest at the 30-day LIBOR rate (but not less than 4.1%) plus 395 basis points and requires monthly principal payments of $225,000.  The loan is pre-payable at any time without penalty or fee.  The Company is restricted from paying dividends until the loan is repaid.  This loan is secured by four outlet centers located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri and a pledge of the partnership interests in the entity owning those outlet centers.

Prime has guaranteed $10.0 million of obligations under the HGP Credit Facility, and $2.5 million of indebtedness related to the Company's corporate office building (the “Prime Guarantee”).  In connection with the Prime Guarantee, HGP agreed to pay Prime a fee of $400,000 per annum through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee.  Beginning on June 15, 2001, the Company agreed to pay Prime an annual fee of $150,000, payable quarterly, for such guarantee until the HGP Credit Facility is repaid in full.

JP Morgan Loans

On July 9, 1999 the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York (the "JP Morgan Loans").  The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan.  The total outstanding balance of these loans was $45.6 million at June 30, 2001 and $45.9 million at December 31, 2000.  Each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule.  The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above.  The Company has established certain escrow accounts in connection with this loan which are classified on the balance sheet of the Company as restricted cash (see Note 2).

Other Borrowings

The Company has a mortgage loan secured by the Company's corporate office building in Norton Shores, Michigan.  The principal balance on this loan was $2.5 million as of June 30, 2001 and December 31, 2000. The loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.  The effective rate was 6.6% and 9.2% at June 30, 2001 and December 31, 2000, respectively.

Portions of approximately 25 acres of undeveloped land owned by the Company in Muskegon, Michigan are subject to a land contract with a balance of $461,000 as of June 30, 2001 and $465,000 at December 31, 2000.  The interest rate is 9.5%.  Monthly debt service payments total $4,200 through January 2002 with a balloon payment due on this date of $458,000.  On May 17, 2001, an additional land contract with a balance of $125,000 was paid off in connection with the sale of vacant land (see Note 8).

Note 6 - Related Party Transactions

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs.  E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini.  During the six months ended June 30, 2001 and 2000, the Company paid premiums totaling approximately $154,000 and $168,000, respectively, on insurance policies placed by Thilman & Filippini.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company.  During the six months ended June 30, 2001 and 2000, the Company incurred rent expense of $29,000 and $59,000, respectively.

Note 7 - Segment Information

During the six months ended June 30, 2001, and June 30, 2000, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states, respectively.  The Company separately evaluates the performance of each of its centers.  However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment.  The Company evaluates performance and allocates resources primarily based on the Funds From Operations (“FFO”) expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs.  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States (“GAAP”)) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States.  A reconciliation of loss before minority interests to diluted FFO is as follows:

	Six	Six
	months ended	months ended
	June 30, 2001	June 30, 2000

	(in thousands)

Loss before minority interests	$(1,692)	$(823)
Adjustments for depreciation and amortization	2,857	2,506

FFO	$1,165	$1,683

The line item entitled general and administrative expenses on the Company’s statements of operations represents corporate level general and administrative expenses.

Note 8 – Property Dispositions

On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million.  This center was classified as held for sale on the Company’s balance sheet at December 31, 2000.  The net proceeds were used to pay down the outstanding balance on the HGP Credit Facility (See Note 5).

On May 17, 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan.  The sales price was approximately $1.7 million in cash and the assumption by the purchaser of approximately $100,000 in special assessments.  A portion of the land sold was subject to a land contract totaling $125,000, which was paid off at the time of the sale. The sale resulted in a gain of $913,000, which is included in the Statement of Operations for the three months ended June 30, 2001.  The land was classified as held for sale on the Company’s balance sheet as of December 31, 2000.

HORIZON GROUP PROPERTIES, INC.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
For the three and six months ended June 30, 2001
(unaudited)

Introduction

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries “HGP” or the “Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company’s operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”).  The Company is the sole general partner of HGP LP and, as of June 30, 2001, owned approximately 84.9% of the HGP LP partnership interests (“Common Units”). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company’s election).  The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

Cautionary Statements

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance.  Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company’s financial performance; the risk that the Company may be unable to finance its current debt as it matures; risks related to the retail industry in which the Company’s outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company’s property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company’s property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership,  such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company’s properties.  For further information on factors which could affect the Company and the statements contained herein, reference is made to the Company’s other filings with the Securities and Exchange Commission, including the Company’s Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company’s initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

General Overview

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime”) which was consummated on June 15, 1998 (“the Merger”).  As of June 30, 2001, HGP's portfolio consisted of 11 factory outlet centers and one power center located in 9 states comprising an aggregate of approximately 2.6 million square feet of gross leasable area (“GLA”).  Nine of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

The net loss before minority interests was $604,000 for the three months ended June 30, 2001, compared to $286,000 for the three months ended June 30, 2000.  The main components of this change were lower rents and increased general and administrative expenses, partially offset by decreases in real estate tax expense, and the gain on the sale of vacant land located in Norton Shores, Michigan.

Total revenues decreased $1.2 million in the three months ended June 30, 2001, compared to the same period in the prior year primarily as a result of a decrease in base rents due to a decline in occupancy and reductions in rental rates for several tenants and a reduction in expense recoveries due to a decline in the percentage of tenants subject to these charges.  Average occupancy for the six properties subject to the JP Morgan Loans was 70.1% and 80.3% for the three-month periods ended June 30, 2001 and 2000, respectively.  Total revenues for those properties were $1.8 million and $2.5 million for the three month periods ended June 30, 2001 and 2000, respectively.   Average occupancy for the Company's other six properties (excluding Dry Ridge, Kentucky which was sold in January 2001) was 84.6% and 87.1% for the three-month periods ended June 30, 2001 and 2000, respectively.  Total revenues for those properties were $3.9 million and $4.1 million for the three month periods ended June 30, 2001 and 2000, respectively.

Real estate tax expense decreased $96,000 in the three months ended June 30, 2001, compared to the same period in the prior year mainly due to reductions in assessed values at two properties.

Landlease and other expenses increased $155,000 in the three months ended June 30, 2001, compared to the same period in the prior year.  This increase is due to an increase in bad debt expense, partially offset by a reduction in marketing landlord contributions in the current period.

Depreciation and amortization expense increased $191,000 in the six months ended June 30, 2001, compared to the same period in the prior year, principally related to investments in capital and tenant improvements, including Phase III Medford, Minnesota, depreciation on which began in the fourth quarter of 2000, and unamortized leasing fees which were charged to expense related to unscheduled tenant move-outs in 2001.

General and administrative expenses increased $231,000 in the three months ended June 30, 2001, compared to the same period in the prior year mainly as a result of legal fees associated with the proxy dispute between the Company and certain shareholders (see the Legal Proceedings section), partially offset by a reduction in corporate staffing.

Interest expense decreased $395,000 in the three months ended June 30, 2001, compared to the same period in the prior year.  The primary factors causing the decrease were a reduction in LIBOR interest rates which affected the Company’s floating rate debt, the reduction in the outstanding balance of the HGP Credit Facility due to scheduled principal payments and the sale of the outlet center in Dry Ridge, Kentucky (see Note 8 to the condensed consolidated financial statements).

The effective interest rate on the HGP Credit Facility was 6.45% and 8.24% for the three months ended June 30, 2001 and 2000, respectively.  The balance of the HGP Credit Facility was $48.4 million and $56.3 million as of June 30, 2001 and 2000, respectively.  The reduction in the principal balance resulted from the paydown of $2.4 million in connection with the sale of the center in Dry Ridge, Kentucky, $3.4 million as a result of the refinancing of the center in Holland, Michigan, and monthly principal payments totaling $2.0 million made during the period.  The total principal balance of the JP Morgan loans was $45.6 million as of June 30, 2001 and $46.1 million as of June 30, 2000, with interest at a fixed rate of 8.46%.

On May 17, 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan, to a third party.  The purchase price was approximately $1.7 million in cash and the assumption by the purchaser of approximately $100,000 in special assessments.  A portion of the land sold was subject to a land contract with a balance of $125,000, which was paid off at the time of the sale.  The sale resulted in a gain of $913,000, which is included in the Statement of Operations for the three months ended June 30, 2001.

Average occupancy for the Company’s total portfolio of properties for the three months ended June 30, 2001 was 78.3% compared to 83.5% for the three months ended June 30, 2000.  Occupancy of the Company’s total portfolio at June 30, 2001 and 2000 was 77.1% and 83.2%, respectively.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

The net loss before minority interests was $1,692,000 for the six months ended June 30, 2001, compared to $823,000 for the six months ended June 30, 2000.  The main components of the change were lower rents and increased real estate tax expense, offset by a decrease in interest expense and a gain on the sale of vacant land located in Norton Shores, Michigan.

Total revenue decreased $1.8 million in the six months ended June 30, 2001, compared to the same period in the prior year primarily as a result of a decrease in base rents due to a decline in occupancy, reductions in rental rates for several tenants, and a reduction in expense recoveries due to a decline in the percentage of tenants subject to these charges. Average occupancy for the six properties subject to the JP Morgan Loans was 70.9% and 80.6% for the six-month periods ended June 30, 2001 and 2000, respectively.  Total revenues for those properties were $3.6 million and $4.9 million for the six month periods ended June 30, 2001 and 2000, respectively.   Average occupancy for the Company's other six properties (excluding Dry Ridge, Kentucky which was sold in January 2001) was 85.3% and 87.0% for the six-month periods ended June 30, 2001 and 2000, respectively.  Total revenues for those properties were $8.0 million and $8.1 million for the six month periods ended June 30, 2001 and 2000, respectively.

Real estate tax expense increased $251,000 in the six months ended June 30, 2001, compared to the same period in the prior year mainly due to a refund in 2000 of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan.

Depreciation and amortization expense increased $346,000 in the six months ended June 30, 2001, compared to the same period in the prior year, principally related to investments in capital and tenant improvements, including Phase III Medford, Minnesota, depreciation on which began in the fourth quarter of 2000, and unamortized leasing fees which were charged to expense related to unscheduled tenant move-outs in 2001.

Interest expense decreased $560,000 in the six months ended June 30, 2001, compared to the prior year.  The primary factors causing the decrease were a reduction in LIBOR interest rates, which affected the Company’s floating rate debt, the reduction in the HGP Credit Facility as a result of the sale of the outlet center in Dry Ridge, Kentucky and scheduled principal payments (see Note 8 to the condensed consolidated financial statements).

The average effective interest rate on the HGP Credit Facility for the six months ended June 30, 2001, was 7.05% compared to 8.04% for the six months ended June 30, 2000.

On May 17, 2001, the Company sold 18.8 acres of vacant land located in Norton Shores, Michigan, for $1.7 million, resulting in a gain on sale of $913,000.  This gain, along with a net loss of $6,000 from the sale of the outlet center in Dry Ridge, Kentucky, is reflected on the statement of operations for the six months ended June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001, the aggregate amount of outstanding mortgages and other debt was approximately $100.5 million.  Of that amount, $48.4 million matured in July of 2001. On July 31, 2001 the Company completed a $16 million refinancing of its power center in Norton Shores, Michigan and extended the maturity date of the HGP Credit Facility to July 11, 2002.

The mortgage loan secured by the Company's power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. (“Greenwich”).  The $16 million non-recourse loan has a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.  In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC.  Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.

The maturity date of the HGP Credit Facility was extended to July 11, 2002.  The loan had an original maturity of July 11, 2001. The principal balance as of July 31, 2001 was $33.5 million and includes a 2% extension fee.  The loan bears interest at the 30-day LIBOR rate (but not less than 4.1%) plus 395 basis points and requires monthly principal payments of $225,000.  The loan is pre-payable at any time without penalty or fee.  The Company is restricted from paying dividends until the loan is repaid.  This loan is secured by four centers located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri and a pledge of the partnership interests in the entity owning those outlet centers.

The Company also has outstanding loans made by Morgan Guaranty Trust Company of New York (the "JP Morgan Loans").  The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan.  The outstanding balance was $45.6 million at June 30, 2001.  Each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule.  The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements.  Such escrow accounts currently total $1.2 million for the JP Morgan Loans.

On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank.  The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty year amortization schedule, and bears interest at a fixed rate of 8.21%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan.  The principal balance on this loan was $2.5 million on June 30, 2001 and December 31, 2000.  The corporate office loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.

Portions of approximately 25 acres of undeveloped land, which the Company owns in Muskegon, Michigan are subject to a land contract totaling $461,000 as of June 30, 2001.  The interest rates is 9.5%.  Monthly debt service payments total $4,200 through January 2002 with a balloon payment due on this date of $458,000.  On May 17, 2001, an additional land contract of $125,000 was paid off in connection with the sale of vacant land in Norton Shores, Michigan.

Prime has guaranteed $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the “Prime Guarantee”).  In connection with the Prime Guarantee, HGP agreed to pay Prime a fee of $400,000 per annum through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee.  Beginning on June 15, 2001, the Company agreed to pay Prime an annual fee of $150,000, payable quarterly, for such guarantees until the HGP Credit Facility is repaid in full.

The Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility and the JP Morgan loans.  At June 30, 2001 there was approximately $1.2 million deposited in escrows with Nomura and JP Morgan, which the Company believes is sufficient to fund its ongoing capital requirements.  Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

The Company is required to make monthly deposits with Nomura and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures.  These deposits totaled $3.3 million as of June 30, 2001, including the capital improvement escrows described above.  Funds are dispersed to or on behalf of the Company for the above mentioned uses.  Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

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

The Company sold its center in Dry Ridge, Kentucky in January 2001 and refinanced its center in Norton Shores, Michigan in July 2001.  It extended the maturity date of the HGP Credit Facility until July 2002.  It is currently seeking longer-term replacement financing for the HGP Credit Facility and has also explored offers for the sale of some or all of its properties.  As a result of the Company’s leverage, the Company’s ability to obtain additional financing is limited.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

Legal Proceedings

On April 25, 2001, the Company filed a lawsuit against Howard M. Amster, John C. Loring and Robert M. Schwartzberg, alleging, among other things, that they violated Federal securities laws in connection with the purported nominations of Messrs. Loring and Schwartzberg for election to the Company’s Board of Directors (the “Horizon Board”) and requesting other relief (the "Horizon Lawsuit").

On May 4, 2001, the parties entered into a Settlement Agreement (the “Settlement Agreement”) which provides, among other things, that (i) Messrs. Loring and Schwartzberg will withdraw their purported nominations for election to the Horizon Board and Mr. Schwartzberg will terminate his proxy solicitation, (ii) following the Annual Meeting, the Company will amend its by-laws to increase the size of the Horizon Board to six members and will cause Mr. Amster to be appointed to the Horizon Board and to a newly-formed executive committee of the Horizon Board (the "Executive Committee") and (iii) there will be a "standstill" agreement covering Messrs. Amster, Loring and Schwartzberg until June 30, 2002 (subject to certain conditions) and, in the case of Mr. Amster, if longer, until the earlier of June 30, 2003 or the date that Mr. Amster no longer serves as a member of the Horizon Board.

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

Pursuant to the Settlement Agreement, the Company reimbursed Messrs. Amster and Schwartzberg for $15,000 and $65,000, respectively for their bona-fide legal fees and expenses. In addition, the Company incurred legal costs associated with these matters totaling $301,000.

In the ordinary course of business the company is subject to certain legal actions.  While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

HORIZON GROUP PROPERTIES, INC.
Quantitative and Qualitative Disclosure of Market Risk
(unaudited)

The Company’s primary market risk exposure is associated with the HGP Credit Facility.  This facility had a balance of $48.4 million at June 30, 2001.  The facility matured in July of 2001 and was subsequently extended to July of 2002. For the period ended June 30, 2001 the interest rate was set monthly at a rate equal to the 30 day London Interbank Offered Rate (“LIBOR”) plus 190 basis points (395 basis points during the extension).  The monthly interest rates applicable from June 15, 1998 to June 30, 2001 ranged from 5.91% to 8.63%.  As of June 30, 2001, the effective rate was 5.91%.  The Company is currently seeking to mitigate this interest rate risk through refinancing the HGP Credit Facility with fixed rate, longer-term debt.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The following table shows sensitivity of annual interest expense and net income per share - diluted based on an increase in the effective interest rate of 1%.

Principal Amount	Change in LIBOR Rate	Change in Interest Expense	Per Share - Diluted

$48,400,000	1.0%	$484,000	$.14

Inflation

HGP’s leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP’s exposure to increases in costs and operating expenses resulting from inflation.

HORIZON GROUP PROPERTIES, INC.
Part II - Other Information

Item 1. Legal Proceedings

On April 25, 2001, the Company filed a lawsuit against Messrs. Amster, Loring and Schwartzberg, alleging, among other things, that they violated Federal securities laws in connection with the purported nominations of Messrs. Loring and Schwartzberg for election to the Company’s Board of Directors (the “Horizon Board”) and requesting other relief (the "Horizon Lawsuit").

On May 4, 2001, the parties entered into a Settlement Agreement (the “Settlement Agreement”) which provides, among other things, that (i) Messrs. Loring and Schwartzberg will withdraw their purported nominations for election to the Horizon Board and Mr. Schwartzberg will terminate his proxy solicitation, (ii) following the Annual Meeting, the Company will amend its by-laws to increase the size of the Horizon Board to six members and will cause Mr. Amster to be appointed to the Horizon Board and to a newly-formed executive committee of the Horizon Board (the "Executive Committee") and (iii) there will be a "standstill" agreement covering Messrs. Amster, Loring and Schwartzberg until June 30, 2002 (subject to certain conditions) and, in the case of Mr. Amster, if longer, until the earlier of June 30, 2003 or the date that Mr. Amster no longer serves as a member of the Horizon Board.

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

Pursuant to the Settlement Agreement, the Company reimbursed Messrs. Amster and Schwartzberg $15,000 and $65,000, respectively for their bona-fide legal fees and expenses.

Item 2. Changes in Securities

In connection with the extension of the maturity date of the HGP Credit Facility to July 11, 2002, the Company is restricted from paying dividends until the HGP Credit Facility is repaid in full.

Item 3. Defaults upon Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 29, 2001. At such meeting, the shareholders of the Company elected Michael W. Reschke (for: 2,386,523 shares; withheld: 292,185 shares) and Gary J. Skoien (for: 2,386,564 shares; withheld: 292,144 shares) as directors of the Company, each for a three year term. The shareholders also ratified the appointment of Ernst & Young LLP (for: 2,673,217 shares; against: 3,505 shares; abstain: 1,986 shares) as the Company's independent auditors for the fiscal year ending December 31, 2001.

Item 5. Other Information - None

Item 6. Exhibits or Reports on Form 8-K

(a) Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the “Company”) (8)
Exhibit 3(ii)	By-laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000 (12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001 (12)
Exhibit 3 (vi)	Amendment to By-laws of the Company dated May 29, 2001 (13)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)
Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.’s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company (1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company (1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7	Form of Registration Rights Agreement (1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19	Form of Option Agreement (3)
Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)
Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company dated April 11, 2000. (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000 (10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000 (10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001 (12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001 (12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg (11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc. (14)
Exhibit 10.45	Second Amendment to Loan Agreement and Settlement Agreement dated as of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc. (14)
Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP (14)
Exhibit 99.1	Press release issued by the Company on May 4, 2001, regarding the settlement of a lawsuit filed against Robert Schwartzberg, John Loring and Howard Amster and an election contest for seats on the Board of Directors (11)
Exhibit 99.2	Press release issued by the Company on August 2, 2001, announcing the refinancing of Lakeshore Marketplace and the extension of the CDC loan (14)

1	Incorporated by reference to the Company’s Registration Statement on Form 10, as amended, dated as of June 4, 1998
(Commission file no. 0-24123).
2	Incorporated by reference to the Company’s Current Report on Form 8-K dated as of June 30, 1998
(Commission file no. 0-24123).
3	Incorporated by reference to the Company’s Form 10-Q dated as of August 14, 1998
(Commission file no. 0-24123).
4	Incorporated by reference to the Company’s Form 10-Q dated as of May 17, 1999
(Commission file no. 0-24123).
5	Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 3, 1999
(Commission file no. 0-24123).
6	Incorporated by reference to the Company’s Form 10-K dated as of March 6, 2000
(Commission file no. 0-24123).
7	Incorporated by reference to the Company’s Form 10-Q dated as of May 15, 2000
(Commission file no. 0-24123)
8	Incorporated by reference to the Company’s Definitive Proxy Statement dated as of July 12, 2000
(Commission file no. 0-24123)
9	Incorporated by reference to the Company’s Form 10-Q dated as of November 14, 2000
(Commission file no. 0-24123)
10	Incorporated by reference to the Company’s Form 10-K dated as of March 23, 2001
(Commission file no. 0-24123)
11	Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 4, 2001
(Commission file no. 0-24123)
12	Incorporated by reference to the Company’s Form 10-Q dated as of May 15, 2001
(Commission file no. 0-24123)
13	Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 29, 2001
(Commission file no. 0-24123)
14	Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 13, 2001
(Commission file no. 0-24123)

(a)	Report on Form 8-K

A Form 8-K was filed on May 29, 2001, regarding the annual meeting held on May 29, 2001, the election of Mr. Howard Amster to the Board of Directors, and amendments to the Company’s By-laws.

A Form 8-K was filed on August 13, 2001, by the Company announcing the refinancing of Lakeshore Marketplace and the extension of the portfolio loan with CDC Mortgage Capital, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.
Registrant

Date:	August 14, 2001	By: /s/ Gary J. Skoien

Gary J. Skoien, President and
Chief Executive Officer

Date:	August 14, 2001	By: /s/ David R. Tinkham

David R. Tinkham, Chief Accounting
and Chief Financial Officer