Form 10-Q
period 2001-09-30
HORIZON GROUP PROPERTIES INC
filed 2001-11-14
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Number of common shares outstanding at November 9, 2001 2,870,194

HORIZON GROUP PROPERTIES, INC.
Index to Form 10-Q
September 30, 2001

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30, 2001	Three months ended September 30, 2000
	(thousands, except per share data)
REVENUE
Base rent	$4,336	$5,454
Percentage rent	61	58
Expense recoveries	921	1,194
Other	340	302

Total revenue	5,658	7,008

EXPENSES
Property operating	1,454	1,515
Real estate taxes	687	719
Land leases and other	451	339
Depreciation and amortization	1,623	1,494
General and administrative	771	860
Provision for impairment	18,000	—
Interest	2,603	2,622

Total expenses	25,589	7,549

Loss before gain on sale of real estate and minority interests	(19,931)	(541)
Gain on sale of real estate	42	—

Loss before minority interest	(19,889)	(541)
Minority interests	2,950	79

Net loss	$(16,939)	$(462)

Per common share—basic and diluted:
Net loss	$(5.90)	$(0.16)

Weighted average common shares outstanding
Basic	2,870	2,870

Diluted	3,381	3,388

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
	(thousands, except per share data)
REVENUE
Base rent	$13,664	$15,851
Percentage rent	171	127
Expense recoveries	2,966	3,771
Other	709	960

Total revenue	17,510	20,709

EXPENSES
Property operating	4,528	4,635
Real estate taxes	2,047	1,828
Land leases and other	1,140	1,023
Depreciation and amortization	4,566	4,093
General and administrative	2,629	2,783
Provision for impairment	18,000	—
Interest	7,132	7,711

Total expenses	40,042	22,073

Loss before gain on sale of real estate and minority interests	(22,532)	(1,364)
Gain on sale of real estate	949	—

Loss before minority interests	(21,583)	(1,364)
Minority interests	3,214	204

Net loss	$(18,369)	$(1,160)

Per common share—basic and diluted:
Net loss	$(6.40)	$(0.41)

Weighted average common shares outstanding
Basic	2,870	2,860

Diluted	3,381	3,389

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2001	December 31, 2000
	(thousands)
ASSETS
Real estate—at cost:
Land	$9,023	$12,049
Buildings and improvements	120,257	133,670
Less accumulated depreciation	(15,517)	(11,916)

Total net real estate	113,763	133,803
Cash and cash equivalents	1,378	2,866
Restricted cash	2,911	3,478
Tenant accounts receivable	1,771	1,803
Real estate held for sale	1,349	2,468
Deferred costs (net of accumulated amortization of $989 and $773, respectively)	2,624	1,987
Other assets	1,250	1,563

Total assets	$125,046	$147,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$104,167	$104,401
Accounts payable and accrued expenses	3,824	4,916
Prepaid rents and other tenant liabilities	1,342	1,313
Other liabilities	803	845

Total liabilities	110,136	111,475
Minority Interests	2,286	5,505
Shareholders' equity:
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	34,409	34,406
Retained earnings (deficit)	(21,814)	(3,447)

Total shareholders' equity	12,624	30,988

Total liabilities and shareholders' equity	$125,046	$147,968

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
	(thousands)
Cash flows from operating activities:
Net loss	$(18,369)	$(1,160)
Net gain on sale of real estate	(949)	—
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Minority interests in net loss	(3,214)	(204)
Depreciation	4,038	3,934
Amortization	733	295
Provision for impairment	18,000	—
Changes in assets and liabilities:
Restricted cash	567	114
Tenant accounts receivable	32	(248)
Deferred costs and other assets	(1,057)	(133)
Accounts payable and accrued expenses	(1,092)	(264)
Other liabilities	(42)	(42)
Prepaid rents and other tenant liabilities	29	(83)

Net cash provided by/(used in) operating activities	(1,324)	2,209

Cash flows from investing activities:
Expenditures for real estate and improvements	(4,107)	(1,829)
Proceeds from sale of real estate	4,177	—

Net cash provided by/(used in) investing activities	70	(1,829)

Cash flows from financing activities:
Purchase of HGP partnership units	—	(20)
Principal payments on mortgages and other debt	(56,399)	(2,073)
Proceeds from borrowings	56,165	—

Net cash used in financing activities	(234)	(2,093)

Net decrease in cash and cash equivalents	(1,488)	(1,713)
Cash and cash equivalents:
Beginning of period	2,866	4,955

End of period	$1,378	$3,242

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

    HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the initial factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement"). Two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger. As of September 30, 2001, HGP's portfolio consisted of 11 factory outlet centers and one power center located in 9 states.

    The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of September 30, 2001, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of common stock of the Company on a one-for-one basis (or for an equivalent cash amount at the Company's election).

Note 2—Summary of Significant Accounting Policies

Interim Period Financial Presentation

    The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

    The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved in future periods.

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

    During the nine months ended September 30, 2001 and 2000, the Company recorded accelerated depreciation of tenant improvements in the amounts of $208,000 and $92,000, respectively, due to unscheduled tenant move-outs.

    Periodically, in the course of reviewing the performance of its properties, management may determine that certain properties no longer meet the parameters set forth for its properties and accordingly, such properties will be classified as held for sale. As of December 31, 2000, the Dry Ridge, Kentucky property was classified as held for sale and was sold in January 2001. As of September 30, 2001, no operating properties were classified as held for sale.

    In addition, the Company owns parcels of land near several of its properties, which it reviews periodically in comparison with its business plans. As of September 30, 2001, portions of this land were classified as held for sale and one parcel was sold during the quarter ended June 30, 2001.

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

Cash Equivalents

    The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

    Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 5) and included $1.2 million in capital improvement and tenant allowance reserves, $1.2 million in real estate tax, insurance and ground lease escrows, and $.5 million for debt service and operating expenses at September 30, 2001.

Deferred Costs

    Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the lives of the related leases. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense.

Income Taxes

    The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests and receives a deduction for dividends paid to its shareholders for federal income tax purposes. HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable loss in the current period and past fiscal years, the Company is not and has not been obligated to make any dividend distributions to qualify as a REIT.

Minority Interests

    Minority interests represent the interests of unitholders of HGP LP, other than the Company. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.1% at September 30, 2001. During the nine months ended September 30, 2001, no units were converted into shares of common stock of the Company.

Revenue Recognition

    Leases with tenants are accounted for as operating leases. Minimum annual rentals are generally recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $836,000 and $821,000 of accrued straight line rents at September 30, 2001 and December 31, 2000, respectively, which are expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3—Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2001	Three months ended September 30, 2000	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Numerator:
Net loss—basic	$(16,939)	$(462)	$(18,369)	$(1,160)
Minority interests of unitholders	(2,950)	(79)	(3,214)	(204)

Net loss—diluted	$(19,889)	$(541)	$(21,583)	$(1,364)

Denominator:
Weighted average shares outstanding—basic	2,870	2,870	2,870	2,860
Effect of dilutive securities:
Converting units to shares	511	515	511	528
Employee stock options	—	3	—	1

Weighted average shares outstanding—diluted	3,381	3,388	3,381	3,389

Net loss per share—basic and diluted	$(5.90)	$(0.16)	$(6.40)	$(0.41)

    Outstanding stock options were excluded in computing diluted earnings per share because the effect of such items was anti-dilutive for the three and nine month periods ended September 30, 2001.

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

Note 5—Mortgage Debt and Other Liabilities

HGP Credit Facility

    On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"), which initially matured on July 11, 2001 (the "Initial Maturity Date"). The HGP Credit Facility was acquired from Nomura by CDC Mortgage Capital, Inc. ("CDC"). On July 30, 2001, certain of the terms of the HGP Credit Facility were modified, including the maturity date, which was extended to July 11, 2002 (the "Extended Maturity Date"). The HGP Credit Facility is guaranteed by HGP and HGP LP. As of September 30, 2001, the HGP Credit Facility is secured by cross-collateralized mortgages on four of the Company's operating outlet centers (located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and

Warrenton, Missouri) together with a pledge of the Company's ownership interests in Third Horizon Group Limited Partnership, the entity which holds title to those properties.

    The HGP Credit Facility contains restrictions on the ability of HGP and HGP LP to incur additional indebtedness. The Company is also restricted from paying dividends while the loan is outstanding. In connection with the HGP Credit Facility, the Company established certain escrow accounts and cash collection accounts, which are classified on the balance sheet of the Company as restricted cash (see Note 2).

    Prior to Initial Maturity Date, the interest rate on the HGP Credit Facility was the 30-day LIBOR rate plus 1.90% per annum and was payable monthly. Annual principal payments of $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively were also payable on a monthly basis. From July 1999 to the Initial Maturity Date, exit fees which totaled $1.2 million were recognized as a component of interest expense.

    Subsequent to the Initial Maturity Date, the interest rate on the HGP Credit Facility is the 30-day LIBOR rate (but not less than 4.1%) plus 3.95% per annum, payable monthly. Monthly principal payments of $225,000 are also required. An extension fee of 2% of the loan amount was incurred in conjunction with the extension of the loan and is amortized over the one year period as a component of interest expense. The loan is pre-payable at any time without penalty or fee. The balance of the HGP Credit Facility was $33.0 million and $55.3 million at September 30, 2001 and December 31, 2000, respectively.

    Prime has guaranteed $10.0 million of obligations under the HGP Credit Facility, and $2.5 million of indebtedness related to the Company's corporate office building (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP agreed to pay Prime a fee of $400,000 per annum through June 15, 2001. In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee. Beginning on June 15, 2001, the Company agreed to pay Prime an annual fee of $150,000, payable quarterly, for such guarantee until the HGP Credit Facility is repaid in full.

    On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank. The outstanding balance of this loan was $3.5 million at September 30, 2001. The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

    On July 31, 2001, the Company completed a $16.0 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. ("Greenwich"). The outstanding balance of this loan was $16.0 million at September 30, 2001. The non-recourse loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.

JP Morgan Loans

    On July 9, 1999, the Company completed a $46.7 million debt financing with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville,

Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The total outstanding balance of these loans was $45.5 million at September 30, 2001 and $45.9 million at December 31, 2000. Each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility, as described above. The Company has established certain escrow accounts in connection with this loan that are classified on the balance sheet of the Company as restricted cash (see Note 2). The escrow accounts related to the JP Morgan Loans have a balance of $940,000 at September 30, 2001.

    On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remitted available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to the Company.

    The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the three months ended September 30, 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value in accordance with SFAS No. 121. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $39.1 million at September 30, 2001. Such value is exceeded by the current outstanding loan balances totaling $45.5 million. If the lender were to foreclose on the collateral properties, the Company would record an extraordinary gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances.

Other Borrowings

    The Company has a mortgage loan secured by the Company's corporate office building in Norton Shores, Michigan. The principal balance on this loan was $2.5 million at September 30, 2001 and December 31, 2000. The loan matures in December 2002, bears interest at a rate equal to LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 6.1% and 9.2% at September 30, 2001 and December 31, 2000, respectively.

    Portions of approximately 25 acres of undeveloped land owned by the Company in Muskegon, Michigan are subject to a land contract with a balance of $460,000 as of September 30, 2001 and $465,000 at December 31, 2000. The interest rate is 9.5%. Monthly debt service payments total $4,200 through January 2002 with a balloon payment due on this date of $458,000. On May 17, 2001, an additional land contract with a balance of $125,000 was paid off in connection with the sale of vacant land (see Note 8).

    On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., in a Section 1031 exchange related to the disposition of its outlet center in Dry Ridge, Kentucky in January 2001. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage and $250,000 cash paid at closing. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule. The loan is non-recourse to the Company. The balance of the Petsmart Loan was $3.2 million at September 30, 2001.

Note 6—Related Party Transactions

    The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the nine months ended September 30, 2001 and 2000, the Company paid premiums totaling approximately $518,000 and $576,000, respectively, on insurance policies placed by Thilman & Filippini.

    The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company. During the nine months ended September 30, 2001 and 2000, the Company incurred rent expense of $32,000 and $80,000, respectively.

Note 7—Segment Information

    During the nine months ended September 30, 2001 and September 30, 2000, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states, respectively. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of loss before minority interests to diluted FFO is as follows:

	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Loss before minority interests	$(21,583)	$(1,364)
Adjustments for depreciation and amortization	4,471	3,955
Provision for impairment	18,000	—

FFO	$888	$2,591

    The line item entitled general and administrative expenses on the Company's statements of operations represents corporate level general and administrative expenses.

Note 8—Property Dispositions

    On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. This center was classified as held for sale on the Company's balance sheet at December 31, 2000. The net proceeds were used to pay down the outstanding balance on the HGP Credit Facility (See Note 5). In conjunction with the disposition, the Company acquired replacement property in Roseville, Michigan in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code.

    The Company sold 18.8 acres of vacant land in Norton Shores, Michigan in May 2001 and one acre of land ancillary to its center in Holland, Michigan in July 2001. The proceeds were approximately $1.7 million and $50,000, respectively and gains were recognized of $913,000 and $42,000, respectively. A portion of the Norton Shores land was subject to a land contract totaling $125,000, which was paid off at the time of the sale.

HORIZON GROUP PROPERTIES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations
For the three and nine months ended September 30, 2001
(unaudited)

Introduction

    The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of September 30, 2001, owned approximately 84.9% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of common stock of the Company on a one-for-one basis (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

Cautionary Statements

    The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its current debt as it matures; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

General Overview

    The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of September 30, 2001, HGP's portfolio consisted of 11 factory outlet centers and one power center located in 9 states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the Company in connection with the consummation of the Merger by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement")

and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

    The net loss before minority interests was $19.9 million for the three months ended September 30, 2001 compared to $541,000 for the three months ended September 30, 2000. The main components of this change were lower rents and a charge for asset impairment, partially offset by a decrease in interest expense.

    Total revenues decreased $1.4 million in the three months ended September 30, 2001, compared to the same period in the prior year. The primary factors were a decrease in base rents due to a decline in occupancy and reductions in rental rates for several tenants and lower expense recoveries due to a decline in the percentage of tenants subject to those charges. Average occupancy for the six properties subject to the JP Morgan Loans was 70.0% and 79.3% for the three month periods ended September 30, 2001 and 2000, respectively. Total revenue for those properties was $1.8 million and $2.3 million for the three month periods ended September 30, 2001 and 2000, respectively. Average occupancy for the Company's six other properties (excluding Dry Ridge, Kentucky which was sold in January 2001) was 84.0% and 87.5% for the three month periods ended September 30, 2001 and 2000, respectively. Total revenue for those properties was $3.7 million and $4.4 million for the three month periods ended September 30, 2001 and 2000, respectively.

    Land lease and other expense increased $112,000 in the three months ended September 30, 2001 compared to the same period in the prior year mainly due to an increase in bad debt expense due to tenant bankruptcies.

    The increase in depreciation and amortization expense of $129,000 for the three months ended September 30, 2001 compared to the same period in the prior year principally resulted from additional investments in capital and tenant improvements, including Phase III Medford, Minnesota, depreciation on which began in the fourth quarter of 2000 and unamortized tenant improvements, which were charged to expense related to unscheduled move-outs in 2001.

    General and administrative expense decreased $89,000 in the three months ended September 30, 2001, compared to the same period in the prior year mainly as a result of a reduction in corporate staffing and legal fees.

    Interest expense decreased $19,000 in the three months ended September 30, 2001, compared to the same period in the prior year. The primary factors causing the decrease were a reduction in LIBOR interest rates, which affected the Company's floating rate debt, a reduction in the Prime guarantee fee effective June 15, 2001, and the sale of the outlet center in Dry Ridge, Kentucky (See Note 8 to the Condensed Consolidated Financial Statements). These decreases were partially offset by interest penalties and late fees totaling $291,000 related to the extension of the maturity date of the HGP Credit Facility.

    The effective interest rate on the HGP Credit Facility was 8.05% and 8.53% for the three months ended September 30, 2001 and 2000, respectively. The balance of the HGP Credit Facility was $33.0 million and $55.3 million at September 30, 2001 and 2000, respectively. The reduction in the principal balance resulted primarily from scheduled principal payments, the sale of the center in Dry Ridge, Kentucky and the refinancing of the centers in Holland, Michigan and Norton Shores, Michigan. The total principal balance of the JP Morgan Loans was $45.5 million as of September 30, 2001 and $45.9 million as of September 30, 2000, with interest at a fixed rate of 8.46%.

    Impairment charges totaling $18.0 million were recorded during the three months ended September 30, 2001 to adjust the carrying value of four of the properties subject to the JP Morgan

Loans to their current fair market values (See Note 5 to the Condensed Consolidated Financial Statements). No similar charges were recorded in the three months ended September 30, 2000.

    Average occupancy for the Company's total portfolio of properties for the three months ended September 30, 2001 was 78.0% compared to 83.3% for the three months ended September 30, 2000. Occupancy of the Company's total portfolio at September 30, 2001 and 2000 was 76.5% and 83.3%, respectively.

Comparison of the Nine Months ended September 30, 2001 to the Nine Months Ended September 30, 2000

    The net loss before minority interest was $21.6 million for the nine months ended September 30, 2001 compared to $1.4 million for the nine months ended September 30, 2000. The main components of the change were lower rents, an asset impairment charge and an increase in real estate tax expense, offset by a decrease in interest expense and a gain on the sale of vacant land.

    Total revenue decreased $3.2 million in the nine months ended September 30, 2001, compared to the same period in the prior year primarily as a result of a decrease in base rents due to a decline in occupancy, reductions in rental rates for several tenants, and a reduction in expense recoveries due to declines in the percentage of tenants subject to these changes. Average occupancy for the six properties subject to the JP Morgan Loans was 70.1% and 79.3% for the nine month periods ended September 30, 2001 and 2000, respectively. Total revenues for those properties were $5.4 million and $7.2 million for the nine month periods ended September 30, 2001 and 2000, respectively. Average occupancy for the Company's other six properties (excluding Dry Ridge, Kentucky, which was sold in January 2001) was 84.0% and 87.5% for the nine month periods ending September 30, 2001 and 2000, respectively. Total revenue for those properties was $11.8 million and $12.5 million for the nine month periods ended September 30, 2001 and 2000, respectively.

    Real estate tax expense increased $219,000 in the nine months ended September 30, 2001 compared to the same period in the prior year mainly due to a refund received in 2000 of a portion of the 1997 through 1999 taxes at the outlet center in Monroe, Michigan.

    Land lease and other expense increased $117,000 in the nine months ended September 30, 2001 compared to the same period in the prior year mainly due to an increase in bad debt expense due to tenant bankruptcies.

    General and administrative expense decreased $154,000 in the nine months ended September 30, 2001 compared to the same period in the prior year primarily due to a reduction in corporate staffing and related expenses.

    Impairment charges totaling $18.0 million were recorded during the nine months ended September 30, 2001 to adjust the carrying value of four of the properties subject to the JP Morgan Loans to their current fair market values (See Note 5 to the Condensed Consolidated Financial Statements). No similar charges were recorded in the nine months ended September 30, 2000.

    Depreciation and amortization expense increased $473,000 in the nine months ended September 30, 2001, compared to the same period in the prior year, principally related to investments in capital and tenant improvements, including Phase III Medford, Minnesota, depreciation on which began in the fourth quarter of 2000 and unamortized tenant improvements, which were charged to expense related to unscheduled tenant move-outs in 2001.

    Interest expense decreased $579,000 in the nine months ended September 30, 2001, compared to the same period in the prior year. The primary factors causing the decrease were a reduction in LIBOR, which affected the Company's floating rate debt, a reduction in the Prime guarantee fee effective June 15, 2001, and the sale of the center in Dry Ridge, Kentucky (See Note 8 to the Condensed Consolidated Financial Statements). These decreases were partially offset by interest penalties and late fees totaling $291,000 related to the extension of the maturity date of the HGP Credit Facility.

    The average effective interest rate on the HGP Credit Facility for the nine months ended September 30, 2001 was 6.92% compared to 8.20% for the nine months ended September 30, 2000.

    The Company sold 18.8 acres of vacant land located in Norton Shores, Michigan in May 2001 for $1.7 million, resulting in a gain on sale of $913,000. In July 2001, the Company sold land ancillary to its center in Holland, Michigan, for a gain of $42,000. These gains along with a net loss of $6,000 from the sale of the outlet center in Dry Ridge, Kentucky, are reflected on the Statement of Operations for the nine months ended September 30, 2001.

Liquidity and Capital Resources

    As of September 30, 2001, the aggregate amount of outstanding mortgages and other debt was approximately $104.0 million. Of that amount, $48.4 million matured in July of 2001 at which time the Company completed a $16 million refinancing of its power center in Norton Shores, Michigan and a $3.5 million refinancing of its outlet center in Holland, Michigan and extended the maturity date of the remaining HGP Credit Facility to July 11, 2002.

    The mortgage loan secured by the Company's power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. ("Greenwich"). The $16.0 million non-recourse loan has a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.

    The maturity date of the HGP Credit Facility was extended to July 11, 2002. The loan had an original maturity of July 11, 2001. The principal balance as of September 30, 2001 was $33.0 million, which includes a 2% extension fee. The loan bears interest at 30-day LIBOR (but not less than 4.1%) plus 395 basis points and requires monthly principal payments of $225,000. The loan is pre-payable at any time without penalty or fee. The Company is restricted from paying dividends until the loan is repaid. This loan is secured by four centers located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri and a pledge of the partnership interests in the entity owning those outlet centers.

    The Company also has outstanding loans made by Morgan Guaranty Trust Company of New York (the "JP Morgan Loans"). The JP Morgan Loans consist of (i) nonrecourse loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) nonrecourse loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The outstanding balance was $45.5 million at September 30, 2001. Each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. The JP Morgan Loans also require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts currently total $940,000 for the JP Morgan Loans.

    On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remitted available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to the Company.

    The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the three months ended September 30, 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value in accordance with SFAS No. 121. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $39.1 million at September 30, 2001. Such value is exceeded by the current outstanding loan balances totaling $45.5 million. If the lender were to foreclose on the collateral properties, the Company would record an extraordinary gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances.

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

    The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan. The principal balance on this loan was $2.5 million on September 30, 2001, and December 31, 2000. The corporate office loan matures in December 2002, bears interest at LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.

    Portions of approximately 25 acres of undeveloped land, which the Company owns in Muskegon, Michigan are subject to a land contract totaling $460,000 as of September 30, 2001. The interest rate is 9.5%. Monthly debt service payments total $4,200 through January 2002 with a balloon payment due on this date of $458,000. On May 17, 2001, an additional land contract of $125,000 was paid off in connection with the sale of vacant land in Norton Shores, Michigan.

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

    The Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility, Greenwich and the JP Morgan loans. At September 30, 2001 there was approximately $1.2 million deposited in escrows with CDC, Greenwich, and JP Morgan, which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

    The Company is required to make monthly deposits with CDC, Greenwich and JP Morgan for future debt service payments, real estate taxes, insurance, operating expenses and capital expenditures.

These deposits totaled $1.1 million, $788,000 and $940,000 at September 30, 2001 for CDC, Greenwich and JP Morgan, respectively. The loan with Republic Bank for the outlet center in Holland, Michigan, only requires deposits for real estate taxes. These deposits totaled $72,000 at September 30, 2001. Funds are dispersed to or on behalf of the Company for the above mentioned uses. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly.

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

    The Company sold its center in Dry Ridge, Kentucky in January 2001 and refinanced its centers in Norton Shores, Michigan and Holland, Michigan in July 2001. It extended the maturity date of the HGP Credit Facility until July 2002. It is currently seeking longer-term replacement financing for the HGP Credit Facility and has also explored offers for the sale of some or all of its properties. As a result of the Company's leverage, the Company's ability to obtain additional financing is limited. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

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

HORIZON GROUP PROPERTIES, INC.
Quantitative and Qualitative Disclosure of Market Risk
(unaudited)

    The Company's primary market risk exposure is associated with the HGP Credit Facility. This facility had a balance of $33.0 million at September 30, 2001. The facility matured in July of 2001 and was subsequently extended to July of 2002. The interest rate on the extended facility is equal to the 30 day London Interbank Offered Rate ("LIBOR") (but not less than 4.1%) plus 395 basis points. As of September 30, 2001, the effective rate was 8.05%, due to the LIBOR rate falling below the floor of 4.1%. The Company is currently seeking to mitigate this interest rate risk through refinancing the facility with fixed rate, longer-term debt. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

    The following table shows sensitivity of annual interest expense and net income per share—diluted based on an increase in the LIBOR rate of 1.0% above the floor of 4.1%.

Principal Amount	Change in LIBOR Rate	Change in Interest Expense	Per Share—Diluted
$33,000,000	1.0%	$330,000	$.10

Inflation

    HGP's leases with the majority of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

HORIZON GROUP PROPERTIES, INC.
Part II—Other Information

Item 1. Legal Proceedings—None

Item 2. Changes in Securities

    In connection with the extension of the maturity date of the HGP Credit Facility to July 11, 2002, the Company is restricted from paying dividends until the HGP Credit Facility is repaid in full.

Item 3. Defaults Upon Senior Securities

    On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remitted available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay in full the amounts due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including foreclosure on the properties which secure the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to the Company. See Note 5 to the Condensed and Consolidated Financial Statements for further details.

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information

    Proposals of stockholders intended to be presented at the next annual meeting of stockholders must be received by the Company no later than November 30, 2001, in order to be eligible for inclusion in the proxy statement for that meeting.

    Stockholders who do not wish to follow the above rule in proposing a matter for action at the next annual meeting must notify the Company in writing of the information required by the provisions in the Company's by-laws dealing with stockholder proposals. The notice must be delivered to the Company's Corporate Secretary between February 29, 2002 and March 30, 2002. You can obtain a copy of the Company's by-laws by writing the Corporate Secretary at the address shown on the cover of the Form 10-Q.

Item 6. Exhibits or Reports on Form 8-K

(a) Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the "Company") (8)
Exhibit 3(ii)	By-laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000 (12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001 (12)
Exhibit 3(vi)	Amendment to By-laws of the Company dated May 29, 2001 (13)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)

Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company (1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company (1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7	Form of Registration Rights Agreement (1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19	Form of Option Agreement (3)
Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)

Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000 (10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000 (10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001 (12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001 (12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg (11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc. (14)
Exhibit 10.45	Second Amendment to Loan Agreement and Settlement Agreement dated as of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc. (14)
Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)

Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP (14)
Exhibit 99.1	Press release issued by the Company on May 4, 2001, regarding the settlement of a lawsuit filed against Robert Schwartzberg, John Loring and Howard Amster and an election contest for seats on the Board of Directors (11)
Exhibit 99.2	Press release issued by the Company on August 2, 2001, announcing the refinancing of Lakeshore Marketplace and the extension of the CDC loan (14)

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

10
Incorporated by reference to the Company's Form 10-K dated as of March 23, 2001 (Commission file no. 0-24123)

11
Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 4, 2001 (Commission file no. 0-24123)

12
Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2001 (Commission file no. 0-24123)

13
Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 29, 2001 (Commission file no. 0-24123)

14
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 13, 2001 (Commission file no. 0-24123)

(b) Reports on Form 8-K

    A Form 8-K was filed on May 29, 2001, regarding the annual meeting held on May 29, 2001, the election of Mr. Howard Amster to the Board of Directors and amendments to the Company's By-laws.

    A Form 8-K was filed on August 13, 2001, by the Company announcing the refinancing of Lakeshore Marketplace and the extension of the portfolio loan with CDC Mortgage Capital, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC. Registrant
Date: November 14, 2001	By:	/s/ GARY J. SKOIEN Gary J. Skoien President and Chief Executive Officer
Date: November 14, 2001	By:	/s/ DAVID R. TINKHAM David R. Tinkham Chief Accounting and Chief Financial Officer

QuickLinks

HORIZON GROUP PROPERTIES, INC. Index to Form 10-Q September 30, 2001
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Statements of Operations (unaudited)
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Statements of Operations (unaudited)
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Balance Sheets (unaudited)
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Statements of Cash Flows (unaudited)
HORIZON GROUP PROPERTIES, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
HORIZON GROUP PROPERTIES, INC. Management's Discussion and Analysis of Financial Condition and Results of Operations For the three and nine months ended September 30, 2001 (unaudited)
HORIZON GROUP PROPERTIES, INC. Quantitative and Qualitative Disclosure of Market Risk (unaudited)
HORIZON GROUP PROPERTIES, INC. Part II—Other Information
  Item 1. Legal Proceedings— None
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders— None
  Item 5. Other Information
  Item 6. Exhibits or Reports on Form 8-K
SIGNATURES