Form 10-K
period 2001-12-31
HORIZON GROUP PROPERTIES INC
filed 2002-03-28
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-24123

HORIZON GROUP PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3407933 (IRS employer identification no.)
77 West Wacker Drive, Suite 4200 Chicago, IL 60601 (Address of principal executive offices)	(312) 917-8870 (Registrant's telephone number) including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant was $5,740,388 based on the closing sale price of $2.00 per share as reported on the NASDAQ on February 22, 2002.

        The number of shares of the registrant's common stock, $.01 par value, outstanding as of February 22, 2002 was 2,870,194.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents of the registrant are incorporated herein by reference:

Description of Document	Portion of Form 10-K Where Incorporated
Portions of the Registrant's definitive Proxy Statement, to be filed pursuant to Regulation 14A, issued in connection with the Annual Meeting of Shareholders to be held on May 14, 2002.	Part III, Items 10, 11, 12 and 13

HORIZON GROUP PROPERTIES, INC.

Form 10-K

December 31, 2001

HORIZON GROUP PROPERTIES, INC.
FORM 10-K, ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1—BUSINESS

        Horizon Group Properties, Inc. ("HGPI" or, together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime" or "Prime Retail") which was consummated on June 15, 1998 (the "Merger").

        HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the initial factory outlet centers and the power center (the "Predecessor Properties") were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement"). Two factory outlet centers (the "Prime Transferred Properties") were purchased by the Company from Prime immediately subsequent to the consummation of the Merger. As of December 31, 2001, HGP's operating portfolio consisted of 11 factory outlet centers and one power center located in 9 states.

        The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"), of which the Company is the sole general partner. As of December 31, 2001, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis (or for an equivalent cash amount at the Company's election).

        Six of the Company's properties collateralize two mortgage loans, which are currently in default. The Company recorded an impairment charge of $18.0 million during 2001 related to four of these properties. The Company continues to manage the properties pursuant to management agreements entered into in conjunction with the origination of the loans and has initiated discussions regarding the restructuring of the loans. The loans are non-recourse to HGPI, subject to certain customary exceptions including fraud, willful misconduct or intentional material misrepresentation; the filing of bankruptcy by a borrower; violation of the single purpose entity provisions of the loan documents; the misappropriation of rents, insurance proceeds or condemnation awards; any act of actual waste or arson; or a transfer of any of the properties securing the loans without lender approval.

        The Company sold its vacant center in New Mexico in December, 1999 and its center in Kentucky in January, 2001. Also pursuant to the Contribution Agreement, certain partnership interests in three joint ventures, which own the Bellport Outlet Center, and related vacant land, were transferred from an affiliate of Horizon to HGP. These partnership interests were subsequently transferred by the Company back to Prime on September 1, 1999 (see Note 9 to the Consolidated Financial Statements).

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

        In 2000, the Company amended its Charter to impose a limit on share ownership with respect to any shareholder of no more than 4.9% of the value of all classes of the Company's outstanding shares. This limitation is intended to prevent the application of the limitations on the utilization of the Company's net operating losses for federal income tax purposes. The revisions to the Charter allow the Board of Directors to set a higher share ownership limit with respect to specific shareholders, provided such higher limit would not jeopardize the Company's status as a REIT within the meaning of the Code. Additionally, shareholders which owned more than 4.9% of the Company's outstanding shares as of the effective date of the amendments are not subject to the 4.9% ownership limit, but are subject to the ownership limit of 9.9% of the value of the Company's outstanding shares as provided in the Charter prior to its amendment.

Environmental Matters

        Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on their property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of the properties, the Company may be potentially liable for the costs of removal or remediation of hazardous substances. No environmental matters are known to affect the properties owned by the Company at December 31, 2001.

Employees

        As of December 31, 2001, the Company had 130 employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2—PROPERTIES

        The following table and accompanying notes set forth information concerning each property in which the Company owns an equity interest as of December 31, 2001. See Schedule III in Item 8 for additional information.

Portfolio of Shopping Center Properties

December 31, 2001

Name and Location of Center	Initial Construction	GLA (sq. ft)	Percentage Leased (1)
Holland Outlet Center in Holland, Michigan	September 1988	193,775	63.4%
Horizon Outlet Center—Laughlin in Laughlin, Nevada	July 1996	256,799	83.9%
Horizon Outlet Center—Monroe in Monroe, Michigan	November 1987	225,121	75.5%
Horizon Outlet Center—Travese City in Traverse City, Michigan	October 1990	153,975	82.1%
Horizon Outlet Center—Tulare in Tulare, California	November 1995	138,647	87.7%
Indiana Factory Shops in Daleville, Indiana	November 1994	233,605	50.4%
Lakeshore Marketplace in Norton Shores, Michigan (Power Center)	October 1995	357,128	94.0%
Medford Outlet Center in Medford, Minnesota	June 1991	223,960	84.2%
Nebraska Crossing Factory Stores in Gretna, Nebraska	October 1993	191,500	64.4%
Sealy Outlet Center in Sealy, Texas	August 1995	191,587	70.7%
The Factory Shops in Georgian Place in Somerset, Pennsylvania	April 1990	189,532	58.9%
Warrenton Outlet Center in Warrenton, Missouri	September 1993	199,963	86.4%

Total Centers		2,555,592	76.0%

Notes:

(1)
Reflects area leased as of December 31, 2001 as a percent of total gross leasable area ("GLA"). Includes only leases with terms which have commenced on or before 12/31/01 and which have total terms of or for which tenants have been in occupancy for 12 months or longer.

(2)
In the opinion of management, all of the properties described above are adequately covered by insurance.

(3)
Excludes the Roseville, Michigan property which is leased to Petsmart, Inc. and 28,683 square feet of the Company's corporate office building which is held for rent.

Lease Information

        In general, the leases have initial terms of one to five years. Many leases provide for the payment of percentage rent based on annual sales in excess of certain thresholds. In addition, some leases provide for the payment of a tenant's proportionate share of actual common area maintenance, refuse removal, insurance, and real estate taxes as well as a payment for advertising and promotion and an administrative fee. Common area maintenance includes such items as common area utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses.

Lease Expirations—Properties

        The following table shows leases scheduled to expire each year for the next five years at the Company's properties (as of December 31, 2001 and assuming no lease renewals or extensions):

Year	Number of Leases Expiring	Approximate GLA (Sq.Ft.)
2002	148	619,385
2003	74	317,109
2004	58	266,429
2005	40	174,255
2006	41	234,089

Tenant Information

        HGP's shopping centers feature a variety of retailers of widely recognized, traditional brand name merchandise. The following table sets forth information as to HGP's major tenants as of and for the year ended December 31, 2001.

	Number of Stores	Occupied (Sq. Ft)	Percentage of Total Revenues	Percentage of GLA Occupied
Phillips-Van Heusen Corporation	27	137,450	7.55%	6.07%
The Gap,Inc.	13	93,984	3.49%	4.15%
Elder-Beerman Stores Corporation	1	87,185	3.18%	3.85%
Salisbury Sales Corporation	8	85,115	2.90%	3.76%
Dress Barn, Incorporated	10	80,110	4.11%	3.54%
Brown Group Retail, Incorporated	14	73,570	3.68%	3.25%

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

        Numerous developers and real estate companies are engaged in the development or ownership of factory outlet centers and other retail complexes that compete with HGP in seeking tenants for its centers. HGP competes for tenants with many large national and small developers of factory outlet centers. The development of a new, competing factory outlet center with a more convenient location or more favorable rental terms may attract HGP's tenants or cause them to renegotiate their leases at or prior to renewal.

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

ITEM 4—SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names, positions and, as of December 31, 2001, ages of the executive officers of the Company:

Name	Position	Age
Gary J. Skoien	Chairman of the Board, President, Chief Executive Officer	47
David R. Tinkham	Senior Vice President, Chief Financial Officer, Secretary	46
Andrew F. Pelmoter	Senior Vice President of Leasing	40
Thomas A. Rumptz	Senior Vice President of Asset and Property Management	41

        GARY J. SKOIEN. Gary J. Skoien has served as Chairman of the Board, President, Chief Executive Officer and a Director since June 1998. Mr. Skoien also serves, and has served since 1994, as Executive Vice President and Chief Operating Officer of The Prime Group, Inc. ("PGI") where he is responsible for managing the land development division and corporate management functions. Prior to this role, Mr. Skoien served as Senior Vice President and Chief Operating Officer of the Retail Division of PGI (currently Prime Retail, Inc.) from 1992 to 1993. In this role, he oversaw strategic planning, development and management of the rapidly growing division. He oversaw the development of nearly one million square feet of factory outlet shopping centers. From 1983 to 1991, Mr. Skoien was the Executive Director of The Illinois Capital Development Board and from 1980 to 1983, Mr. Skoien was an Assistant to the Illinois Governor. Mr. Skoien is Vice Chairman of the Board of Trustees of Northern Illinois University and on the Boards of Directors of the Chicagoland Chamber of Commerce and the Civic Federation. Mr. Skoien received his A.B. CUM LAUDE from Colgate University and received his Master of Public Policy from the University of Michigan.

        DAVID R. TINKHAM. David R. Tinkham has served as Chief Financial Officer since June 1998. For fifteen years prior to his employment with HGP, Mr. Tinkham was responsible for capital markets access, treasury, accounting, tax, insurance, investor relations, information technology and SEC compliance at The Chicago Dock and Canal Trust where he served as Chief Financial Officer. Prior to joining The Chicago Dock and Canal Trust, Mr. Tinkham was a Senior Tax Accountant at Arthur Andersen & Co. Mr. Tinkham received his Masters of Management degree from Northwestern University and a Bachelors of Business Administration in Accounting from The University of Michigan. Mr. Tinkham is a member of the American Institute of Certified Public Accountants, Economic Club of Chicago, and the Realty Club of Chicago and an associate member of the Urban Land Institute.

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

        THOMAS A. RUMPTZ. Thomas A. Rumptz has served as Senior Vice President of Asset and Property Management since June 1999 and Senior Vice President of Real Estate since June 1998. Mr. Rumptz's role with HGP includes responsibility for property operations, development, disposition of residual land, construction and human resources. For eight years prior to his employment at HGP, Mr. Rumptz worked for the predecessor company, Horizon Group, Inc., where he held many different positions including Controller, Vice President of Finance, and most recently, Vice President of Real Estate. Prior to working for Horizon Group, Inc., Mr. Rumptz served as Manager of Investment Real Estate for Foremost Insurance. Mr. Rumptz received his MBA from Grand Valley State University and a Bachelor of Business Administration from the University of Michigan. Mr. Rumptz is a member of the International Council of Shopping Centers and possesses a State of Michigan real estate license.

PART II

ITEM 5—MARKET FOR THE COMPANY'S COMMON SHARES AND
RELATED STOCKHOLDER MATTERS

        The Company's common shares trade on the NASDAQ SmallCap Market of The NASDAQ Stock Market, Inc. ("Nasdaq") under the trading symbol "HGPI".

        The following table sets forth the quarterly high and low sales prices per share of the Company's common shares, as reported by Nasdaq.

	Market Price Per Common Share 2001
	Fourth Quarter	Third Quarter	First Quarter	Second Quarter
High	$3.450	$3.650	$2.990	$3.313
Low	1.750	2.380	2.210	2.563
Dividends declared	—	—	—	—
	Market Price Per Common Share 2000
	Fourth Quarter	Third Quarter	First Quarter	Second Quarter
High	$4.625	$4.719	$5.000	$4.750
Low	2.375	2.938	3.281	2.031
Dividends declared	—	—	—	—

        The approximate number of holders of record of the common shares was 591 as of February 22, 2002.

ITEM 6—SELECTED FINANCIAL DATA

        The following table presents selected historical financial data of HGP and the Predecessor Properties (as defined herein) and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8. The Predecessor Properties historical information has been derived from the operations and historical basis of 13 of Horizon's 35 outlet centers (including one power center) that were contributed to HGP by Horizon in connection with the Prime Retail merger. As HGP was not a separate legal entity with its own capital structure prior to June 15, 1998, per share data for net income and dividends have not been presented for these periods. The historical financial information may not be indicative of HGP's future performance and does not necessarily reflect what the financial position and results of operations of HGP would have been had HGP operated as a separate, stand-alone entity during the periods prior to June 15, 1998. The selected financial data set forth does not include the operating results or financial position of the Prime Transferred Properties (as defined herein) for the periods prior to their acquisition on June 15, 1998.

				Horizon Group Properties, Inc. as of December 31, 1998 or for the period from June 15, 1998 to December 31, 1998
	Horizon Group Properties, Inc. as of or for the year ended December 31,				Predecessor Properties for the period from January 1, 1998 to June 14, 1998
						Predecessor Properties for the year ended December 31, 1997
	2001	2000	1999
	(In thousands, except per share data)
Operating Data
Revenues	$23,292	$27,754	$30,378	$17,147	$12,607	$30,228
Expenses	29,632	29,852	30,094	16,701	16,362	33,732
Impairment (1)	18,000	1,568	—	—	—	6,949
Income (loss) from joint ventures	—	—	(622)	(59)	(207)	113

Income (loss) before gain on sale of real estate, minority interests and extraordinary charge	(24,340)	(3,666)	(338)	387	(3,962)	(10,340)
Gain on sale of real estate	1,550	239	—	—	—	—

Income (loss) before minority interests and extraordinary charge	(22,790)	(3,427)	(338)	387	(3,962)	(10,340)
Minority interests (2)	3,392	537	31	(69)	—	—

Income (loss) before extraordinary charge	(19,398)	(2,890)	(307)	318	(3,962)	(10,340)
Extraordinary charge on debt prepayment	—	—	(568)	—	—	(764)

Net income (loss)	$(19,398)	$(2,890)	$(875)	$318	$(3,962)	$(11,104)

Net income (loss) per share—basic and diluted (3)	$(6.76)	$(1.01)	$(0.31)	$0.11

Dividends per share (4)	$—	$—	$—	$—

Balance Sheet Data:
Real estate, net of accumulated depreciation	$112,314	$133,803	$141,419	$142,588		$198,528
Cash and cash equivalents	1,096	2,866	4,955	2,686		3,729
Total assets	124,383	147,968	155,000	165,678		221,976
Debt (allocation from Horizon for Predecessor Properties)	103,135	104,401	107,128	114,752		131,793
Net assets						83,162
Total shareholders' equity	11,634	30,988	33,528	33,614
Other Data:
Cash flows provided by/(used in):
Operating activities	$202	$2,115	$6,673	$2,760	$1,447	$6,310
Investing activities	436	(1,450)	(832)	(2,455)	(1,703)	(11,244)
Financing activities	(2,408)	(2,754)	(3,572)	(761)	325	4,152
Total gross leasable area (square feet)	2,556	2,673	2,673	2,795	2,247	2,247

Notes:

(1)
In 2001, represents a $18.0 million charge to reduce the carrying value of four centers to their estimated fair value in accordance with SFAS 121. In 2000, represents a $1.6 million charge to reduce the carrying value of a center subject to a sales agreement to its estimated sales value less costs to dispose. In 1997, represents a $6.0 million charge to reduce the carrying value of four centers subject to a sale agreement to their estimated sales values less cost to dispose and a $0.9 million impairment charge related to development projects that were not pursued.

(2)
No minority interest was allocated to the Predecessor Properties due to the change in the capital structure resulting from the Merger.

(3)
No per share net income or loss information is presented for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

(4)
No dividend information is shown for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

SELECTED QUARTERLY FINANCIAL DATA

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenue	$6,111	$5,742	$5,658	$5,781
Expenses	7,194	7,259	7,589	7,590
Provision for impairment	—	—	18,000	—

Loss before gain/(loss) on sale of real estate and minority interests	(1,083)	(1,517)	(19,931)	(1,809)
Gain/(loss) on sale of real estate	(6)	913	42	601

Loss before minority interests	(1,089)	(604)	(19,889)	(1,208)
Minority interests	169	96	2,950	177

Net loss	$(920)	$(508)	$(16,939)	$(1,031)

Net loss per share—basic and diluted	$(0.32)	$(0.18)	$(5.90)	$(0.36)

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenue	$6,775	$6,926	$7,008	$7,045
Expenses	7,312	7,212	7,549	7,779
Provision for impairment	—	—	—	1,568

Loss before gain on sale of real estate and minority interests	(537)	(286)	(541)	(2,302)
Gain on sale of real estate	—	—	—	239

Loss before minority interests	(537)	(286)	(541)	(2,063)
Minority interests	73	52	79	333

Net loss	$(464)	$(234)	$(462)	$(1,730)

Net loss per share—basic and diluted	$(0.16)	$(0.08)	$(0.16)	$(0.61)

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. ("HGPI" or, together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of December 31, 2001, owned approximately 84.9% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of common stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

Cautionary Statements

        The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effect of future events on the Company's financial performance; the risk that the Company may be unable to refinance its current debt as it matures; risks related to the retail industry in which the Company's shopping centers compete, including the potential adverse impact of external factors, such as competition from existing or newly constructed shopping centers, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increases in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties. For further information on factors which could impact the Company and the statements contained herein, reference is made to the Company's other filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company's initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

        The statements of financial condition and results of operations of the Company reflect the application of the Company's accounting policies, the most significant of which are outlined in Note 2 to the Consolidated Financial Statements. These policies are applied in accordance with accounting principles generally accepted in the United States and reflect significant assumptions and estimates of the management of the Company.

General Overview

        The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime" or "Prime Retail") which was consummated on June 15, 1998 ("the Merger"). As of December 31, 2001, HGP's portfolio consisted of 11 factory outlet centers and one power center located in nine states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

        The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 (the "JP Morgan Loans"). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The first group consists of the Indiana Factory Shops, The Factory Shops in Georgian Place and Horizon Outlet Center—Tulare; the second group consists of Nebraska Crossing Factory Stores, Sealy Outlet Center and Horizon Outlet Center—Traverse City. The loans are non-recourse to HGPI, subject to certain customary exceptions. The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans. Interest expense since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes. The results of operations of the Company reflect the revenues and expenses, including accrued interest, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company. The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans.

2001 Compared to 2000

        Base rent decreased $2.9 million in the year ended December 31, 2001 compared to the prior year primarily due to a decline in occupancy and reductions in rental rates for many tenants. Of the total decrease, $1.7 million relates to the six properties which secure the JP Morgan Loans, $574,000 is associated with the center in Dry Ridge, Kentucky ("Dry Ridge") (which was sold in January 2001) and $809,000 relates to the Company's six other shopping centers. The remaining difference relates to Dry Ridge and other corporate activities. Average occupancy for the six properties subject to the JP Morgan Loans was 68.9% and 78.9% for the years ended December 31, 2001 and 2000, respectively. Average occupancy for the Company's six other shopping centers (excluding Dry Ridge) was 83.7% and 87.6% for the years ended December 31, 2001 and 2000, respectively.

        Base rent, both fixed and calculated as a percentage of sales, and expense recovery revenue are recorded based on management's interpretation of the language contained in the leases and certain related tenant and shopping center performance measures. Base rents related to leases which contain uneven rental obligations are recognized at the average rental rates over the terms of the related leases based on management's judgement with respect to the collectibility of those rents. If future events differ from management's judgements, a significant change in the amount of reported revenue could result. This is a significant accounting policy, which is discussed more fully in Note 2 to the Consolidated Financial Statements.

        Expense recovery revenue decreased $1.1 million in the year ended December 31, 2001 compared to the prior year due to a decrease in the operating expenses and real estate taxes subject to recovery totaling $354,000 and a decrease in the area leased to tenants subject to these charges. Of the total decrease, $468,000 was related to the six properties subject to the JP Morgan Loans and $537,000 was related to the Company's other six shopping centers (excluding Dry Ridge). The remaining difference relates to Dry Ridge and other corporate activities.

        Some tenants are obligated to pay a portion of the property operating expenses and real estate taxes, which is recorded as expense recovery revenue. Tenants generally pay an estimate of these amounts to the Company monthly. The company accrues expense recovery revenue based on an estimate of expenses and each tenant's obligation to reimburse its share of those expenses. The final amounts due are determined after the end of the year. Any difference between the actual and accrued amounts are recorded in the period in which such determination is made.

        Property operating expense decreased $336,000 in the year ended December 31, 2001 compared to the prior year due to overall cost-cutting programs and a significant decrease in snow removal charges due to mild weather in 2001. Of the total decrease, $86,000 was related to the six properties subject to the JP Morgan Loans and $155,000 was related to the Company's six other shopping centers (excluding Dry Ridge). The remaining difference relates to Dry Ridge and other corporate activities.

        For some properties, real estate taxes for the current year are not due and payable until the next calendar year. We estimate the amounts due for each period based on historical trends for a particular property or local area. We also use information from our consultants who review the methodology used by the local taxing authorities to determine the real estate taxes we owe. If the local taxing authority were to change the methodology it uses to determine real estate taxes or changes the rates they apply, the amounts estimated to be paid in future years could vary from management's estimates.

        Landlease and other expense increased $353,000 in the year ended December 31, 2001 as compared to the prior year mainly due to an increase in bad debt expense as a result of several tenant bankruptcies. Of the total increase $80,000 was related to the six properties subject to the JP Morgan Loans and $347,000 was related to the Company's six other shopping centers (excluding Dry Ridge). Landlease and other expense decreased $82,000 at Dry Ridge. The Company recognized net bad debt expense of $656,000 and $271,000 in 2001 and 2000, respectively, based on its analysis of collectibility. The determination of this amount involves an estimate by management based on, among other factors, the period of time an amount is past due and the financial condition of the obligor. Future conditions which differ from management's estimates may result in a significant difference in the amounts actually collected. This is a significant accounting policy, which is discussed more fully in Note 2 to the Consolidated Financial Statements.

        Depreciation and amortization expense increased $501,000 in the year ended December 31, 2001 as compared to the prior year. Of the total increase, $152,000 was related to the six properties subject to the JP Morgan Loans and $483,000 was related to the Company's six other shopping centers (excluding Dry Ridge). The remaining difference relates to Dry Ridge and other corporate activities. The increase in expense resulted from depreciation on Phase III of the Company's center in Medford, Minnesota (which was placed in service in the fourth quarter of 2000) and an increase in charges to expense for unamortized capitalized costs related to unscheduled tenant move-outs of $389,000 in 2001 compared to 2000.

        General and administrative expense decreased $544,000 in the year ended December 31, 2001 compared to the prior year primarily due to reductions in corporate staffing levels and reductions in corporate bonuses. The decrease in expense also reflects a portion of the reduction in property taxes on the Company's corporate office building. Legal fees increased in the current year as a result of costs related to a proxy dispute which were charged to expense in the second quarter. In the prior year, however, legal fees were incurred related to several potential transactions which were not consummated. No similar charges were incurred in the current year.

        Impairment charges totaling $18.0 million were recorded in the year ended December 31, 2001 to adjust the carrying value of four of the properties subject to the JP Morgan Loans to their current fair market values (See Note 4 to the Consolidated Financial Statements). Impairment charges of $1.6 million were recorded in the year ended December 31, 2000 based on a contract for the sale of the outlet center in Dry Ridge, Kentucky which closed in January 2001. The determination of the current fair market values involves estimates by management of future cash flows, occupancy levels, comparable sales values and replacement costs, among other things. If future conditions differ from management's estimates, a significant change in this charge could be warranted. This is a significant accounting policy which is discussed more fully in Note 2 to the Consolidated Financial Statements.

        Interest expense decreased $176,000 in the year ended December 31, 2001 compared to the prior year. The primary factors causing the decrease were a reduction in LIBOR, which affected the Company's floating rate debt, a reduction in the Prime guarantee fee effective June 15, 2001, and the sale of Dry Ridge, (see Note 12 to the Consolidated Financial Statements). These decreases were mostly offset by interest penalties and late fees totaling $291,000 related to the extension of the maturity date of the HGP Credit Facility in July 2001, and default interest and late fees totaling $575,000 related to the JP Morgan Loan default (see Note 8 to the Consolidated Financial Statements). The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions. Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

        In the first quarter of 2001, the Company sold Dry Ridge and recognized a loss of $6,000. In the second quarter of 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan for $1.7 million and recognized a gain of $913,000. In the third quarter of 2001, the Company sold land ancillary to its center in Holland, Michigan and recognized a gain of $42,000. In the fourth quarter of 2001, the Company had three property transactions. The first was the sale of an outparcel at its center in Sealy, Texas which resulted in a loss of $29,000. The second was the sale of an outparcel at its center in Monroe, Michigan which resulted in a gain of $236,000. The third transaction was the sale of an outparcel in Norton Shores, Michigan which resulted in a gain of $394,000. The gains and losses from these transactions are reflected in the Statement of Operations for the year ended December 31, 2001.

        Average occupancy for the Company's total operating portfolio for the year ended December 31, 2001 was 77.4%. As of December 31, 2001 and 2000, occupancy of the Company's total operating portfolio was 75.8% and 81.6%, respectively.

        Net loss for the years ended December 31, 2001 and 2000 was $6.76 and $1.01 per share, respectively, on a basic and diluted basis.

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

        The Company accounted for its investments in the joint ventures which own the Bellport Outlet Center utilizing the equity method. On September 1, 1999, the Company transferred its investments in the Bellport joint ventures to an affiliate of Prime. The Company received $7.5 million in cash and approximately 95 acres of undeveloped land in Muskegon, Michigan (see Note 9 to the Consolidated Financial Statements).

        Net loss for the years ended December 31, 2000 and 1999, was $1.01 and $0.31 per share, respectively, on a basic and diluted basis.

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

        An extraordinary charge on debt prepayment of $568,000, net of minority interests, was incurred in the year ended December 31, 1999. This charge reflected the exit fees paid and unamortized loan fees charged to expense in connection with the refinancing of six properties with JP Morgan (see Note 8 to the Consolidated Financial Statements). There was no similar cost recorded in the year ended December 31, 2000.

Liquidity and Capital Resources

        As of December 31, 2001, the aggregate amount of outstanding mortgages and other debt was approximately $103.1 million. Of that amount, $32.1 million matures in July 2002 and $2.4 million matures in December 2002. The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 with an aggregate principal balance of $45.5 million at December 31, 2001 (excluding accrued interest and penalties). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 8 to the Consolidated Financial Statements).

        On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. This center was classified as held for sale on the Company's balance sheet at December 31, 2000. The net proceeds were used to pay down the outstanding balance on the Company's credit facility (the "HGP Credit Facility") currently owned by CDC Mortgage Capital, Inc. ("CDC") as discussed further below.

        The mortgage loan secured by the Company's outlet center in Holland, Michigan was made by Republic Bank. The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes. This escrow account has a balance of $93,000 at December 31, 2001. The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan. In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

        The mortgage loan secured by the Company's power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. ("Greenwich"). The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The loan is non-recourse to HGPI (subject to limited customary exceptions). The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions. These accounts have a total balance of $978,000 at December 31, 2001. Funds in excess of those specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

        The maturity date of the HGP Credit Facility was extended to July 11, 2002. The loan had an original maturity of July 11, 2001. The principal balance as of December 31, 2001 was $32.1 million, which includes a 2% extension fee. The loan bears interest at 30-day LIBOR (but not less than 4.1%) plus 395 basis points and requires monthly principal payments of $225,000. The loan is pre-payable at any time without penalty or fee. The HGP Credit Facility requires the monthly funding of escrow accounts for future debt service payments, the payment of real estate taxes, insurance, capital improvements and ground lease payments. Such accounts have a total balance of $1.1 million at December 31, 2001. Funds in excess of those specified in the loan agreement with Nomura are dispersed to the Company monthly. The Company is restricted from paying dividends until the loan is repaid. This loan is secured by four centers located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri and a pledge of the partnership interests in the entity owning those outlet centers.

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

        The JP Morgan Loans consist of (i) loans totaling $22.3 million at December 31, 2001 (excluding accrued interest and penalties) secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.2 million at December 31, 2001 (excluding accrued interest and penalties) secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. Each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. Both loans are non-recourse to HGPI, subject to limited customary exceptions including fraud, willful misconduct or intentional material misrepresentation; the filing of bankruptcy by a borrower; violation of the single purpose entity provisions of the loan documents; the misappropriation of rents, insurance proceeds or condemnation awards; any act of actual waste or arson; or a transfer of any of the properties securing the loans without lender approval. The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan documents) is 13.46%. In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to HGPI, subject to limited customary exceptions.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $1.3 million at December 31, 2001, including $550,000 of monthly available cash flow debt service payments which have been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan. The Company continues to manage these properties pursuant to a management agreement entered into in conjunction with the JP Morgan Loans. The Company receives a fee of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indication of possible impairment in the value of the properties which secure the loans. In the third quarter of 2001, the Company estimated the current value of the six centers which secure the loans and concluded that the carrying value of four of the centers exceeds the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001, include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value in accordance with SFAS No. 121. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $39.0 million at December 31, 2001. Such value is exceeded by the current outstanding loan balances totaling $45.5 million. If the lender were to foreclose on the collateral properties in full satisfaction of the loans, the Company would record an extraordinary gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties. The estimation of the fair value of the six centers securing the JP Morgan loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties. Future events could occur which would cause the Company to conclude that adjustments may be needed to these impairment charges or that the carrying values of the Company's remaining properties may need to also be adjusted.

        The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan which matures in December 2002. The principal balance on this loan was $2.4 million and $2.5 million on December 31, 2001, and 2000, respectively. This loan bears interest at LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.

        Portions of approximately 25 acres of undeveloped land which the Company owns in Muskegon, Michigan are subject to a land contract totaling $457,000 as of December 31, 2001. The interest rate is 8.5%. Monthly debt service payments total $4,200, and it matures in January 2003.

        The Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers pursuant to the terms of the HGP Credit Facility, Greenwich loan and the JP Morgan Loans. At December 31, 2001, there was approximately $1.3 million deposited in escrows with CDC, Greenwich, and JP Morgan, which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

        The Company expects to meet its short-term liquidity requirements generally through additional borrowings or the extension of the maturity dates on its loans maturing in 2002, working capital and cash flows from operations including the sale of land parcels reflected in real estate held for sale on the consolidated balance sheet. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its centers in Tulare, California, and Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, the additional borrowing of long-term debt and the potential offering of equity securities in the private or public capital markets.

        The Company sold its center in Dry Ridge, Kentucky, in January 2001 and refinanced its centers in Norton Shores, Michigan, and Holland, Michigan, in July 2001. It extended the maturity date of the HGP Credit Facility until July 2002. It is currently seeking longer-term replacement financing for the HGP Credit Facility and has also explored offers for the sale of some or all of its properties. As a result of the current market conditions with respect to the financing of factory outlet centers, the Company's relatively high leverage and its current default on the JP Morgan Loans, the Company's ability to obtain additional financing is limited. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished. The financial statements have been prepared based on management's judgement that the Company will meet its maturing loan obligations, either through refinancing or extending the terms of its maturing loans, from the sale of properties or a combination thereof. If future events differ from this judgement, there would be a significant impact on the consolidated statements of operations of the Company.

        On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., in a Section 1031 exchange related to the disposition of its outlet center in Dry Ridge, Kentucky in January 2001. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule. The loan is non-recourse to HGPI, subject to limited customary exceptions. The balance of the Petsmart Loan was $3.2 million at December 31, 2001.

        In 2002, 148 leases covering an aggregate of 619,385 square feet are scheduled to expire. Historically, 75% of expiring leases have renewed or remained in occupancy past their expiration, but not necessarily on equivalent economic terms. An additional 4% of leases which have expired are still under negotiation. While the Company does not currently believe that the proportion of leases scheduled to expire in 2002, which will actually be renewed will differ materially from its historical experience, there can be no assurance that it will renew an equivalent proportion of such leases, nor that the economics of such renewals will be as favorable as those contained in the current leases.

Real Estate Held for Sale

        The Company is actively marketing the land parcels which are listed on the Consolidated Balance Sheet as real estate held for sale. The net proceeds from the sale of these parcels would be available for general corporate purposes.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is associated with the HGP Credit Facility. This facility had a balance of $32.1 million at December 31, 2001. The facility matured in July of 2001 and was subsequently extended to July of 2002. The interest rate on the extended facility is equal to the 30 day London Interbank Offered Rate ("LIBOR") (but not less than 4.1%) plus 395 basis points. As of December 31, 2001, the effective rate was 8.05%, due to the LIBOR rate falling below the floor of 4.1%. The Company is working to mitigate this interest rate risk by seeking longer-term, fixed rate refinancing of the facility. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

        The following table shows sensitivity of annual interest expense and net income per share—diluted based on an increase in the LIBOR rate of 1.0% above the floor of 4.1%.

Principal Amount	Change in LIBOR Rate	Change in Interest Expense	Per Share—Diluted
$32,100,000	1.0%	$321,000	$.10

Inflation

        HGP's leases with some of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Horizon Group Properties, Inc.

        We have audited the accompanying consolidated balance sheets of Horizon Group Properties, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Group Properties, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                      Ernst & Young LLP

Chicago, Illinois
February 22, 2002

HORIZON GROUP PROPERTIES, INC.

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2001	December 31, 2001
ASSETS
Real estate—at cost:
Land	$8,376	$12,049
Buildings and improvements	120,548	133,670
Less accumulated depreciation	(16,610)	(11,916)

Total net real estate	112,314	133,803
Cash and cash equivalents	1,096	2,866
Restricted cash	3,506	3,478
Tenant accounts receivable	1,661	1,803
Real estate held for sale	1,725	2,468
Deferred costs (net of accumulated amortization of $1,341 and $773, at December 31, 2001 and 2000, respectively)	2,535	1,987
Other assets	1,546	1,563

Total assets	$124,383	$147,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$103,135	$104,401
Accounts payable and accrued expenses	5,470	4,916
Prepaid rents and other tenant liabilities	1,310	1,313
Other liabilities	769	845

Total liabilities	110,684	111,475
Minority interests	2,067	5,505
Shareholders' equity:
Common shares, ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding at December 31, 2001 and 2000)	29	29
Additional paid-in capital	34,448	34,406
Accumulated deficit	(22,845)	(3,447)

Total shareholders' equity	11,632	30,988

Total liabilities and shareholders' equity	$124,383	$147,968

See accompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
REVENUE
Base rent	$18,183	$21,115	$22,688
Percentage rent	236	155	169
Expense recoveries	3,919	4,988	6,011
Other	954	1,496	1,510

Total revenue	23,292	27,754	30,378

EXPENSES
Property operating	6,154	6,490	6,527
Real estate taxes	2,517	2,535	3,000
Land leases and other	1,752	1,399	1,929
Depreciation and amortization	6,062	5,561	4,986
General and administrative	3,003	3,547	4,453
Provision for impairment	18,000	1,568	—
Interest	10,144	10,320	9,199

Total expenses	47,632	31,420	30,094
Loss from joint ventures	—	—	(622)

Loss before gain on sale of real estate, minority interests and extraordinary charge	(24,340)	(3,666)	(338)
Gain on sale of real estate	1,550	239	—

Loss before minority interests and extraordinary charge	(22,790)	(3,427)	(338)
Minority interests	3,392	537	31

Loss before extraordinary charge	(19,398)	(2,890)	(307)
Extraordinary charge on debt prepayment (net of minority interests of $100 for December 31, 1999)	—	—	(568)

Net loss	$(19,398)	$(2,890)	$(875)

Per Common Share—Basic and Diluted:
Loss per share—before extraordinary charge	$(6.76)	$(1.01)	$(0.11)
Extraordinary charge	—	—	(0.20)

Net loss	$(6.76)	$(1.01)	$(0.31)

Weighted average shares outstanding—basic	2,870	2,862	2,823

Weighted average shares outstanding-diluted	3,381	3,388	3,389

See accompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated Statement of Changes in Shareholders' Equity
(In thousands)

	Common Shares
			Additional Paid-In Capital	Accumulated Earnings (Deficit)	Shareholders' Equity
	Number	Amount
Balance, January 1, 1999	2,782	$28	$33,268	$318	$33,614
Units exchanged for common shares	63	1	788	—	789
Net loss	—	—	—	(875)	(875)

Balance, December 31, 1999	2,845	29	34,056	(557)	33,528
Units exchanged for common shares	25	—	350	—	350
Net loss	—	—	—	(2,890)	(2,890)

Balance, December 31, 2000	2,870	29	34,406	(3,447)	30,988
Other	—	—	42	—	42
Net loss	—	—	—	(19,398)	(19,398)

Balance, December 31, 2001	2,870	$29	$34,448	$(22,845)	$11,632

See acompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Cash flows from operating activities:
Net loss	$(19,398)	$(2,890)	$(875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from joint ventures	—	—	622
Minority interests in net loss	(3,392)	(537)	(31)
Extraordinary charge on prepayment of debt (net of minority interests of $100 for December 31, 1999)	—	—	568
Depreciation	5,346	5,294	4,789
Amortization	1,172	445	374
Provision for impairment	18,000	1,568	—
Gain on sale of real estate	(1,550)	(239)	(108)
Changes in assets and liabilities:
Restricted cash	(28)	279	708
Tenant accounts receivable	142	(452)	23
Deferred costs and other assets	(565)	(502)	(183)
Accounts payable and accrued expenses	554	(313)	(314)
Other liabilities	(76)	(56)	281
Prepaid rents and other tenant liabilities	(3)	(482)	819

Net cash provided by operating activities	202	2,115	6,673

Cash flows from investing activities:
Expenditures for building and improvements	(4,635)	(1,818)	(3,812)
Proceeds from sale of real estate	5,071	368	2,980

Net cash provided by/(used in) investing activities	436	(1,450)	(832)

Cash flows from financing activities:
Purchase of HGP partnership units	(4)	(27)	—
Principal payments on mortgages and other debt	(57,431)	(2,727)	(52,861)
Proceeds from borrowings	56,165	—	50,655
Debt issue costs	(1,138)	—	(858)
Prepayment penalty	—	—	(508)

Net cash used in financing activities	(2,408)	(2,754)	(3,572)

Net increase/(decrease) in cash and cash equivalents	(1,770)	(2,089)	2,269
Cash and cash equivalents:
Beginning of period	2,866	4,955	2,686

End of period	$1,096	$2,866	$4,955

See accompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Notes to Consolidated Financial Statements

Note 1—Formation of the Company

        Horizon Group Properties, Inc. ("HGPI" or, together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime" or "Prime Retail") which was consummated on June 15, 1998 (the "Merger").

        HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the initial factory outlet centers and the power center (the "Predecessor Properties") were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement"). Two factory outlet centers (the "Prime Transferred Properties") were purchased by the Company from Prime immediately subsequent to the consummation of the Merger. As of December 31, 2001, HGP's operating portfolio consisted of 11 factory outlet centers and one power center located in 9 states.

        The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"), of which the Company is the sole general partner. As of December 31, 2001, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of Common Stock of the Company on a one-for-one basis (or for an equivalent cash amount at the Company's election).

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

        At December 31, 2001 and 2000, the Company had an aggregate cost basis of $227.5 million and $233.5 million, respectively, in its real estate assets for federal income tax purposes. Amounts included under buildings and improvements on the consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

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

Restricted Cash

        Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (see Note 8) and includes $1.3 million in capital improvement and tenant allowance reserves, $1.4 million in real estate tax, insurance, and ground lease and other escrows, and $809,000 for debt service and operating expenses at December 31, 2001.

Tenant Accounts Receivable

        Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

        Total tenant accounts receivable are reflected net of reserves of $565,000 and $446,000 as of December 31, 2001 and 2000, respectively. The provision for doubtful accounts was $656,000, $271,000 and $448,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Real Estate Held for Sale

        Periodically, in the course of reviewing the performance of its portfolio, management may determine that certain properties no longer meet the parameters set forth for its properties, or are ancillary to the Company's focus, and accordingly, such properties will be classified as held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are valued at the lower of carrying value or fair market value less costs to dispose. Accordingly, the Company transferred $2.8 million of land to real estate held for sale on the balance sheet for parcels which were either sold during the year ended December 31, 2001 or which are actively being marketed as of December 31, 2001.

Deferred Costs

        Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense and amounted to $456,000 and $178,000 in 2001 and 2000, respectively.

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

Income Taxes

        The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests and receives a deduction for dividends paid to its shareholders for federal income tax purposes. HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable loss in the current period and past fiscal years, the Company is not and has not been obligated to make any dividend distributions to qualify as a REIT. Accordingly, the consolidated financial statements do not include any federal income tax expense.

Minority Interests

        Minority interests represent the interests of unitholders of HGP LP, other than the Company, in the net earnings and net equity of HGP LP. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.1% at December 31, 2001. During the years ended December 31, 2001 and 2000, 1,471 and 8,296 units, respectively, were purchased by the Company for cash at an amount equal to the value of an equivalent number of common shares. During the year ended December 31, 2000, 25,098 units were converted into shares of common stock.

Joint Ventures

        Prior to September 1, 1999, the Company owned a 50% partnership interest in MG Patchogue Limited Partnership and a 45% partnership interest in and interest bearing construction advances to MG Patchogue II Limited Partnership, which partnerships own the Bellport Outlet Center. The Company also owned a 95% interest in MG Long Island Limited Partnership which owns 14 acres of raw land. The Company accounted for such investments (in consideration of its priority return position) under the equity method of accounting reflecting the Company's attributable share of income and loss in the statements of operations. On September 1, 1999, the Company transferred its interests in these partnerships to Prime. No gain or loss was recognized on this transfer.

Revenue Recognition

        Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $830,000 and $821,000, as of December 31, 2001 and 2000, respectively, which is expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3—Leases

        Space in the Company's centers is leased to various tenants under operating leases which are generally for one to five year periods. Many leases contain renewal options and may also provide for the payment of a tenant's share of certain operating expenses. Leases may also obligate a tenant to pay rent based on a percentage of tenant sales in excess of certain thresholds. Minimum future rentals to be received under non-cancelable leases are summarized as follows:

(In thousands)
2002	$13,315
2003	10,278
2004	7,981
2005	6,274
2006	3,913
Thereafter	28,786

        The above scheduled rentals are subject to the usual business risks associated with collection.

        The Company is the lessee under a land lease for one of the outlet centers under an operating lease agreement expiring in the year 2056. At December 31, 2001, minimum cash rental commitments to the expiration date were $31.7 million, of which $.6 million is due in each of the next five years, adjusted biannually for changes in the Consumer Price Index. Land lease expense for the years ended December 31, 2001 and 2000 was $580,000 and $557,000, respectively.

Note 4—Impairment

        In 2000, HGP entered into an agreement to sell its outlet center in Dry Ridge, Kentucky. Results of operations in 2000 includes a charge for asset impairment of $1.6 million to reduce the carrying value of this outlet center to its estimated sales value, less costs to dispose. The net carrying cost of $2.5 million for this outlet center was transferred from real estate to assets held for sale as of December 31, 2000. In January 2001, this center was sold.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties collateralizing the loans was insufficient to fully pay the required monthly debt service. Since that date, the Company has remitted monthly all available cash flow from the collateral properties, after a reserve for operating expenses, as partial payment of the debt service. The failure to pay the full the amount due constitutes a default under the loan agreements which allows the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to HGPI, subject to limited customary exceptions.

        The declining results of operations, which resulted in the inability to fully service the JP Morgan Loans was judged to be an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of each of the six centers that collateralize the loans and concluded that the carrying values of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001, include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value in accordance with SFAS No. 121. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $39.0 million at December 31, 2001. Such value is exceeded by the current outstanding loan balances totaling $45.5 million. If the lender were to foreclose on the collateral properties, the Company would record an extraordinary gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties.

Note 5—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
	(In thousands, except per share amounts)
Numerator:
Net loss—basic	$(19,398)	$(2,890)	$(875)
Minority interests of unitholders	(3,392)	(537)	(31)

Net loss—diluted	$(22,790)	$(3,427)	$(906)

Denominator:
Weighted average common shares outstanding—basic	2,870	2,862	2,823
Effect of dilutive securities:
Converting units to shares	511	524	566
Employee stock options	—	2	—

Weighted average shares outstanding—diluted	3,381	3,388	3,389

Net loss per share—before extraordinary charge	$(6.76)	$(1.01)	$(0.11)
Extraordinary charge	—	—	(0.20)

Net loss per share—basic and diluted	$(6.76)	$(1.01)	$(0.31)

        Outstanding stock options and the potential conversion of units to shares were excluded in 1999 and 2001 in computing diluted earnings per share because the effects of such items were anti-dilutive.

Note 6—Long Term Stock Incentive Plan

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

        The fair value of options granted for the purpose of presenting pro forma information, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), has been estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	.675	1.053	1.086
Risk free interest rate	5.03%	5.11%	6.44%
Expected life of options	10 years	10 years	10 years

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

        Net income (loss) and net income (loss) per share (basic and diluted) for the years ended December 31, 2001, 2000 and 1999, computed on a pro forma basis under requirements of SFAS 123 equals $(19,514,000) and $(6.80), $(2,980,000) and $(1.04), and $(989,000) and $(.35), respectively.

        Options granted, exercised and canceled under the Long-term Stock Incentive Plan are summarized below:

	For the Year Ended December 31, 2001		For the Year Ended December 31, 2000		For the Year Ended December 31, 1999
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of the year	326,000	$340-$6.49	283,000	$5.00-$6.49	313,000	$5.00-$6.49
Granted	—	—	133,000	$3.40-$4.49	30,000	$5.00
Exercised	—	—	—	—	—	—
Canceled	—	—	90,000	$5.00-$6.49	60,000	$6.49

Outstanding, end of the year	326,000	$3.40-$6.49	326,000	$3.40-$6.49	283,000	$5.00-$6.49

        The following table represents the weighted average per share price option information:

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Weighted average fair value of options granted	n/a	$3.39	$3.36
Weighted average fair value of options canceled	n/a	4.33	4.77
Weighted average exercise price on grant date	n/a	3.48	5.00

        The weighted average exercise price for options outstanding at December 31, 2001, 2000 and 1999 was $5.12, $5.12 and $6.22, respectively. The weighted average contractual life of options outstanding at December 31, 2001, 2000 and 1999 was 6.02 years, 6.77 years and 8.6 years, respectively.

Note 7—Commitments

        The Company has outstanding commitments for capital expenditures on leases signed at December 31, 2001 in the amount of $143,000 for tenant allowances, $50,000 for construction costs and $25,000 for brokerage commissions. These costs are expected to be paid during 2002 and a portion will be reimbursed from the capital improvement escrow (see Note 2).

Note 8—Mortgage Debt and Other Liabilities

HGP Credit Facility

        On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"), which initially matured on July 11, 2001 (the "Initial Maturity Date"). The HGP Credit Facility was acquired from Nomura by CDC Mortgage Capital, Inc. ("CDC"). On July 30, 2001, certain of the terms of the HGP Credit Facility were modified, including the maturity date, which was extended to July 11, 2002 (the "Extended Maturity Date"). The HGP Credit Facility is guaranteed by HGP and HGP LP. As of December 31, 2001, the HGP Credit Facility is secured by cross-collateralized mortgages on four of the Company's operating outlet centers (located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri) together with a pledge of the Company's ownership interests in Third Horizon Group Limited Partnership, the entity which holds title to those properties.

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

        Prior to the Initial Maturity Date, the interest rate on the HGP Credit Facility was the 30-day LIBOR rate plus 1.90% per annum and was payable monthly. Annual principal payments of $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively were also payable on a monthly basis. From July 1999 to the Initial Maturity Date, exit fees which totaled $1.2 million were recognized as a component of interest expense.

        Subsequent to the Initial Maturity Date, the interest rate on the HGP Credit Facility is the 30-day LIBOR rate (but not less than 4.1%) plus 3.95% per annum, payable monthly. Monthly principal payments of $225,000 are also required. An extension fee of 2% of the loan amount was incurred in conjunction with the extension of the loan and is being amortized over the one year period as a component of interest expense. The loan is pre-payable at any time without penalty or fee. The HGP Credit Facility requires the monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements and ground lease payments. Such accounts had a total balance of $1.1 million at December 31, 2001. Funds in excess of those specified in the loan agreement are disbursed to the Company monthly. The balance of the HGP Credit Facility was $32.1 million and $55.3 million at December 31, 2001 and December 31, 2000, respectively.

        The Company is currently pursuing refinancing of the HGP Credit Facility in anticipation of the July 2002 maturity date. There can be no assurances that management will be successful. The consolidated financial statements do not contain any adjustments that may ultimately arise from the outcome of this uncertainty.

        Prime is the guarantor of $10.0 million of the HGP Credit Facility, and the indebtedness related to the Company's corporate office building (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP agreed to pay Prime a fee of $400,000 per annum through June 15, 2001. In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee. Beginning on June 15, 2001, the Company agreed to pay Prime an annual fee of $150,000, payable quarterly, for such guarantee until the HGP Credit Facility is repaid in full.

        On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. This center was classified as held for sale on the Company's balance sheet at December 31, 2000. The net proceeds were used to pay down the outstanding balance on the HGP Credit Facility.

        On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank. The outstanding balance of this loan was $3.5 million at December 31, 2001. The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes. This escrow account has a balance of $93,000 at December 31, 2001.

        On July 31, 2001 the Company completed a $16.0 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. ("Greenwich"). The outstanding balance of this loan was $16.0 million at December 31, 2001. The loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. It is non-recourse to HGPI, subject to certain customary exceptions. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital and tenant improvements and leasing commissions. These accounts have a total balance of $978,000 at December 31, 2001. Funds in excess of those specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

JP Morgan Loans

        On July 9, 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The total outstanding principal balance of these loans was $45.5 million at December 31, 2001 and $45.9 million at December 31, 2000. Each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. Both loans are non-recourse to HGPI, subject to certain customary exceptions. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan documents) is 13.46%. In addition, a penalty of 5.0% of each monthly installment is imposed in the event that such monthly installment is not timely made in full. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $1.3 million at December 31, 2001, including $550,000 of cash flow remitted as debt service after October 12, 2001. This amount has been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balance due and is classified on the balance sheet as restricted cash (see Note 2).

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value in accordance with SFAS No. 121. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $39.0 million at December 31, 2001. Such value is exceeded by the current outstanding loan balances totaling $45.5 million plus accrued interest and penalties. If the lender were to foreclose on the collateral properties, the Company would record an extraordinary gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.

Other Borrowings

        On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property in a Section 1031 exchange related to the disposition of its outlet center in Dry Ridge, Kentucky in January 2001. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule. The loan is non-recourse to HGPI. The balance of the Petsmart Loan was $3.2 million at December 31, 2001.

        The Company has a mortgage loan collateralized by its corporate office building and related equipment in Norton Shores, Michigan. The principal balance on this loan was $2.4 million and $2.5 million at December 31, 2001 and December 31, 2000, respectively. The loan matures in December 2002, bears interest at a rate equal to LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 6.9% and 9.2% at December 31, 2001 and 2000, respectively.

        Portions of approximately 25 acres of undeveloped land owned by the Company in Muskegon, Michigan are subject to a land contract with a balance of $457,000 and $464,000 as of December 31, 2001 and 2000, respectively. The interest rate is 8.5%. Monthly debt service payments total $4,200 and matures in January 2003.

        Cash paid for interest for the years ended December 31, 2001, 2000 and 1999 was $9.2 million $9.5 million and $9.3 million, respectively. The weighted average rate of interest was 9.0%, 8.4% and 7.5% for the years ended December 31, 2001, 2000 and 1999, respectively.

        Mortgages and other debt, as of December 31, 2001 and 2000, consists of the following (in thousands):

	2001	2000
Mortgage notes payable	$102,678	$103,763
Land contracts and other	457	638

	$103,135	$104,401

        Debt maturities and principal payments due subsequent to 2001 are as follows (in thousands):

2002	$35,595
2003	1,388
2004	1,008
2005	1,112
2006	4,240
Thereafter	59,792

$103,135

Note 9—Related Party Transactions

        The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the years ended December 31, 2001 and 2000, the Company paid premiums totaling approximately $663,000 and $739,000, respectively, on insurance policies placed by Thilman & Filippini.

        The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company. During the years ended December 31, 2001 and 2000 the Company incurred rent expense of $53,000 and $95,000, respectively.

        Prior to the Merger, Horizon entered into an agreement (the "PVH Agreement") with Phillips Van Heusen, Inc. ("PVH") which modified certain provisions of PVH leases for the benefit of Horizon in exchange for certain payments. Prime was liable for payments related to the PVH Agreement, but the Company was obligated to pay $2,334,000 to Prime in 1999 for payments related to the PVH Agreement. This amount was paid in connection with the transfer of the Company's interests in the Bellport Outlet Center and the settlement of the Working Capital Agreement discussed below.

        In connection with the Merger, the Company entered into a Working Capital Agreement with Prime (the "Working Capital Agreement"). The Working Capital Agreement provides that Prime will transfer to the Company sufficient cash to result in net working capital of $545,000, after consideration of the current assets and current liabilities of the Predecessor Properties and the two centers which the Company purchased from Prime as of the date of the Merger. At the date of the merger, Prime transferred $3.0 million to the Company as a partial payment of amounts due under the Working Capital Agreement. On September 1, 1999, the Company reached an agreement with Prime to settle amounts due under the Working Capital Agreement in connection with the transfer of its interests in the joint ventures related to the outlet center in Bellport, New York. The consideration for the transfer of the Bellport interests was $7.5 million and approximately 95 acres of land in Muskegon, Michigan subject to $800,000 of land contract payments. No gain or loss was recognized in conjunction with the settlement of the Working Capital Agreement.

        The proceeds from the settlement of the Working Capital Agreement and the transfer of the Bellport interests were used to repay $9.3 million of current and future obligations owed by the

Company to Prime. These obligations included (i) $2.2 million which the Company had borrowed from Prime to make principal repayments on the HGP Credit Facility, (ii) $4.0 million which the Company had borrowed from Prime to repay a credit facility assumed in the Merger, (iii) $2.3 million related to the PVH Agreement, and (iv) $800,000 related to the guarantee fee associated with Prime's guarantee of certain of the Company's debt obligations (see Note 9). The Company also received $230,000 in cash.

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

Note 10—Shareholders' Equity

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

Note 11—Segment Information

        During the years ended December 31, 2001, 2000 and 1999, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states and fourteen shopping centers located in eleven states, respectively. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of the loss before minority interests and extraordinary charge to FFO is as follows:

	For the Year Ended
	December 31, 2000	December 31, 2000	December 31, 1999
Loss before minority interests and extraordinary charge	$(22,791)	$(3,427)	$(338)
Adjustments for depreciation and amortization (1)	5,958	5,376	5,652
Provision for impairment	18,000	1,568	—
Extraordinary charge, net of minority interests	—	—	568

FFO	$1,167	$3,517	$5,882

Notes:

(1)
Includes depreciation of operating real estate and allocated amounts relating to the joint venture investments accounted for under the equity method in 1999.

        The line item entitled general and administrative expenses on the Company's statements of operations represents corporate level general and administrative expenses.

Note 12—Land Sale Transactions

        On October 6, 1999, the Company sold six acres of land in Muskegon, Michigan to CBL & Associates Properties, Inc. ("CBL") and was reimbursed for prior development efforts. The Company received $600,000 in cash and a $520,000 note which was paid in September 2001. No gain or loss was recognized on this sale.

        On November 9, 2000, the Company sold an outparcel at its power center in Norton Shores, Michigan to Delta Investments Associates, LLC for $375,000. A gain on sale of $239,000 is reflected on the statement of operations for the year ended December 31, 2000.

        On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. This center was classified as held for sale on the Company's balance sheet at December 31, 2000. The net proceeds were used to pay down the outstanding balance on the HGP Credit Facility (See Note 8). In conjunction with the disposition, the Company acquired replacement property in Roseville, Michigan in a transaction structured as a tax deferred exchange under the provisions of Sections 1031 of the Code.

        In May 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan. The proceeds of this transaction were approximately $1.7 million, with a gain recognized on the transaction of $913,000. A portion of the Norton Shores land was subject to a land contract totaling $125,000, which was paid off at the time of the sale.

        In July 2001, one acre of ancillary land was sold at the Holland, Michigan center for $50,000. A gain of $42,000 was recognized on the sale.

        In October 2001, the Company sold an outparcel adjacent to its center in Sealy, Texas. The proceeds were $72,000 and a net loss of $29,000 was recognized on the transaction.

        On November 7, 2001, the Company sold a one acre outparcel adjacent it its center in Monroe, Michigan. A gain was recognized on the transaction of $236,000 and net proceeds of approximately $250,000 were applied to the outstanding principal balance of the HGP Credit Facility.

        On November 8, 2001, the Company sold a 1.3 acre outparcel at its power center in Norton Shores, Michigan for approximately $627,000. A gain of $394,000 was recognized on the transaction. The purchaser assumed a portion of special road assessments on the land which totaled approximately $40,000

HORIZON GROUP PROPERTIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

		Initial Cost to Company (3)		Costs Capitalized Subsequent to Initial Development or Acquisition		Gross Amount at Which Carried at Close of Period
Property	Encumbrance (1)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Holland	$3,468,800	$623,000	$4,467,800	—	$497,700	$623,000	$4,965,500	$5,588,500	$659,500	1988	1998
Laughlin	12,176,500	8,100	20,366,800	—	831,000	8,100	21,197,800	21,205,900	2,541,200	1996	1998
Medford	8,697,500	241,600	11,045,900	—	1,486,200	241,600	12,532,100	12,773,700	1,570,000	1991	1998
Monroe	3,484,700	427,400	8,610,100	—	1,546,600	427,400	10,156,700	10,584,100	1,450,000	1987	1998
Lakeshore	15,953,300	653,500	9,783,600	—	1,107,900	653,500	10,891,500	11,545,000	1,219,600	1995	1998
Sealy	10,843,700	449,400	6,378,300	—	18,200	449,400	6,396,500	6,845,900	1,356,800	1995	1998
Somerset	2,587,700	622,600	3,315,000	—	457,800	622,600	3,772,800	4,395,400	806,900	1990	1998
Traverse City	5,078,000	898,600	4,606,700	—	735,600	898,600	5,342,300	6,240,900	670,300	1990	1998
Tulare	9,105,700	1,282,200	7,916,700	—	865,600	1,282,200	8,782,300	10,064,500	1,094,500	1995	1998
Warrenton	7,731,000	1,264,100	13,265,100	—	206,600	1,264,100	13,471,700	14,735,800	1,612,400	1993	1998
Daleville	10,619,200	147,200	8,171,700		43,600	147,200	8,215,300	8,362,500	1,568,500	1994	1998
Gretna	7,302,400	148,700	8,349,700		54,800	148,700	8,404,500	8,553,200	1,131,900	1993	1998
Miscellaneous / Corporate (2)	5,628,900	1,483,100	6,195,900	126,600	223,100	1,609,700	6,419,000	8,028,700	928,100	1995	1998

Total	$102,677,400	$8,249,500	$112,473,300	$126,600	$8,074,700	$8,376,100	$120,548,000	$128,924,100	$16,609,700

        Depreciation of the Company's investment in buildings and improvements reflected in the Statements of Operations is calculated over the estimated useful lives of the assets as follows:

            Buildings        31.5 years                        Improvements        Shorter of 10 years or lease term

        The aggregate cost of property included above for federal income tax purposes approximated $227.5 million as of December 31, 2001

(1)
All properties have separate loan balances except for Laughlin, Medford, Monroe and Warrenton which are subject to the HGP Credit Facility. The amounts shown for those properties represent allocated loan amounts pursuant to the loan agreement.

(2)
Includes $713,000 of cost and $527,000 of accumulated depreciation for furniture and equipment for the corporate office building.

(3)
Includes $17,790,000 of impairment charges recorded on the Daleville, Gretna, Sealy and Somerset properties.

HORIZON GROUP PROPERTIES, INC.
SCHEDULE III—NOTES
DECEMBER 31, 2001

1. Reconciliation of Real Estate Properties:

        The following table reconciles the Real Estate Properties from January 1, 1999 to December 31, 2001:

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Balance, beginning of period	$145,719,200	$148,572,400	$144,975,400
Additions during period:
Improvements of existing properties (a)	1,480,100	1,876,300	5,099,500
Acquisitions	3,376,900	—	—
Final purchase allocations, net	—	—	(1,362,000)
Retirements	(1,929,500)	(383,500)	(140,500)
Write down to net book value (b)	—	(310,200)	—
Transfer of assets held for sale	(1,932,600)	(2,467,500)	—
Write down for impaired property	(17,790,000)	(1,568,300)	—

Balance, end of period	$128,924,100	$145,719,200	$148,572,400

        The following table reconciles the accumulated depreciation from January 1, 1999 to December 31, 2001:

	Years Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Balance, beginning of period	$11,916,300	$7,154,000	$2,387,100
Addition during period—Depreciation	5,345,900	5,294,400	4,789,400
Write down to net book value (b)	—	(310,200)	—
Retirements during period	(652,500)	(221,900)	(22,500)

Balance, end of period	$16,609,700	$11,916,300	$7,154,000

Note:

(a)
The additions during the year ended December 31, 1999, include $1,287,500 of land and improvements that were acquired in the transfer of the Bellport interests (see Note 9 to the Consolidated Financial Statements).

(b)
The cost basis of impaired assets and assets held for sale have been adjusted to reflect the write-off of accumulated depreciation.

ITEM 9—CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE
OFFICERS OF THE COMPANY

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002. Information concerning the Executive Officers is included in Part I on page 8.

ITEM 11—EXECUTIVE COMPENSATION

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN
OWNERS AND MANAGEMENT

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

ITEM 13—CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

        Incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2002.

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

(b)
Reports on Form 8-K—None

Horizon Group Properties, Inc.
Index to Exhibits
(Item 14(a))

Description
(a) Exhibits
Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the "Company") (8)
Exhibit 3(ii)	By—laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000 (12)
Exhi bit 3(v)	Amendment to By-laws of the Company dated May 4, 2001 (12)
Exhibit 3(vi)	Amendment to By-laws of the Company dated May 29, 2001 (13)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)
Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company (1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company (1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7	Form of Registration Rights Agreement (1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)

Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19	Form of Option Agreement (3)
Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instruction between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)
Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000 (10)

Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000 (10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001 (12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001 (12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg (11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc. (14)
Exhibit 10.45	Second Amendment to Loan Agreement and Settlement Agreement dated of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc. (14)
Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP (14)
Exhibit 99.1	Press release issued by the Company on May 4, 2001, regarding the settlement of a lawsuit filed against Robert Schwartzberg, John Loring and Howard Amster and an election contest for seats on the Board of Directors (11)
Exhibit 99.2	Press release issued by the Company on August 2, 2001, announcing the refinancing of Lakeshore Marketplace and the extension of the CDC loan (14)
Exhibit 99.3	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001
Exhibit 99.4	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001
Exhibit 99.5	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002
Exhibit 99.6	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001
1	Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).
2	Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).
3	Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

4	Incorporated by reference to the Company's Form 10-Q dated as of May 17, 1998 (Commission file no. 0-24123).
5	Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).
6	Incorporated by reference to the Company's Form 10-K dated as of March 6, 2000 (Commission file no. 0-24123).
7	Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2000 (Commission file no. 0-24123).
8	Incorporated by reference to the Company's Definitive Proxy Statement dated as of July 12, 2000 (Commission file no. 0-24123).
9	Incorporated by reference to the Company's Form 10-Q dated as of November 14, 2000 (Commission file no. 0-24123).
10	Incorporated by reference to the Company's Form 10-K dated as of March 23, 2001 (Commission file no. 0-24123)
11	Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 4, 2001 (Commission file no. 0-24123)
12	Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2001 (Commission file no. 0-24123)
13	Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 29, 2001 (Commission file no. 0-24123)
14	Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 13, 2001 (Commission file no. 0-24123)
  (b)
    Reports on Form 8-K—None

Signatures

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.

/s/ GARY J. SKOIEN Gary J. Skoien	Director and Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2002
/s/ DAVID R. TINKHAM David R. Tinkham	Chief Accounting and Financial Officer (Principal Financial Officer)	March 26, 2002
/s/ MICHAEL W. RESCHKE Michael W. Reschke	Director	March 26, 2002
/s/ MARGARET A. GILLIAM Margaret A. Gilliam	Director	March 26, 2002
/s/ JIM EDGAR Governor Jim Edgar	Director	March 26, 2002
/s/ E. THOMAS THILMAN E. Thomas Thilman	Director	March 26, 2002
/s/ HOWARD M. AMSTER Howard M. Amster	Director	March 26, 2002

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
December 31, 2001
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
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
SCHEDULE III–REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III–NOTES
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Index to Exhibits
Signatures