Form 10-Q
period 2002-03-31
HORIZON GROUP PROPERTIES INC
filed 2002-05-15
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Yes ☒        No ☐

Number of common shares outstanding at May 10, 2002        2,870,194

HORIZON GROUP PROPERTIES, INC.
Index to Form 10-Q
March 31, 2002

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001
	(thousands, except per share amounts)
REVENUE
Base rent	$4,099	$4,724
Percentage rent	47	83
Expense recoveries	950	1,101
Other	235	203

Total revenue	5,331	6,111

EXPENSES
Property operating	1,513	1,568
Real estate taxes	637	695
Land leases and other	354	357
Depreciation and amortization	1,289	1,467
General and administrative	672	751
Interest	3,010	2,356

Total expenses	7,475	7,194

Loss before gain/(loss) on sale of real estate and minority interests	(2,144)	(1,083)
Gain/(loss) on sale of real estate	155	(6)

Loss before minority interests	(1,989)	(1,089)
Minority interests	296	169

Net loss	$(1,693)	$(920)

Per Common Share—Basic and Diluted:
Net loss—basic and diluted	$(0.59)	$(0.32)

Weighted average shares outstanding
Basic	2,870	2,870

Diluted	3,380	3,381

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2002	December 31, 2001
	(thousands)
ASSETS
Real estate—at cost:
Land	$8,376	$8,376
Buildings and improvements	120,516	120,548
Less accumulated depreciation	(17,672)	(16,610)

Total net real estate	111,220	112,314
Cash and cash equivalents	1,386	1,096
Restricted cash	3,181	3,506
Tenant accounts receivable	1,395	1,661
Real estate held for sale	1,279	1,725
Deferred costs (net of accumulated amortization of $1,667 and $1,341, respectively)	2,281	2,535
Other assets	1,339	1,546

Total assets	$122,081	$124,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$102,354	$103,135
Accrued interest	3,733	2,169
Accounts payable and other accrued expenses	2,490	3,301
Prepaid rents and other tenant liabilities	1,039	1,310
Other liabilities	756	769

Total liabilities	110,372	110,684
Minority Interests	1,766	2,067
Shareholders' equity:
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	34,452	34,448
Accumulated deficit	(24,538)	(22,845)

Total shareholders' equity	9,943	11,632

Total liabilities and shareholders' equity	$122,081	$124,383

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001
	(thousands)
Cash flows from operating activities:
Net loss	$(1,693)	$(920)
(Gain)/loss on sale of real estate	(155)	6
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Minority interests in net loss	(296)	(169)
Depreciation	1,154	1,292
Amortization	374	220
Changes in assets and liabilities:
Restricted cash	325	102
Tenant accounts receivable	266	66
Deferred costs and other assets	87	(93)
Accounts payable and accrued expenses	752	(788)
Other liabilities	(13)	(14)
Prepaid rents and other tenant liabilities	(271)	203

Net cash provided by/(used in) operating activities	530	(95)

Cash flows from investing activities:
Expenditures for building and improvements	(60)	(241)
Net proceeds from sale of real estate	601	2,462

Net cash provided by investing activities	541	2,221

Cash flows from financing activities:
Principal payments on mortgages and other debt	(781)	(3,163)

Cash used in financing activities	(781)	(3,163)

Net increase/(decrease) in cash and cash equivalents	290	(1,037)
Cash and cash equivalents:
Beginning of period	1,096	2,866

End of period	$1,386	$1,829

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

        HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the initial factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement"). Two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger. As of March 31, 2002, HGP's operating portfolio consisted of 11 factory outlet centers and one power center located in 9 states.

        The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of March 31, 2002, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of Common Stock on a one-for-one basis (or for an equivalent cash amount at the Company's election).

Note 2—Summary of Significant Accounting Policies

Interim Period Financial Presentation

        The condensed consolidated financial statements include the accounts of the Company's subsidiary, HGP LP, and other wholly owned subsidiaries.

        The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be achieved in future periods.

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

        Amounts included under buildings and improvements on the condensed consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

Buildings and improvements	31.5 years
Tenant improvements	10 years or lease term, if less
Furniture, fixtures or equipment	3–7 years

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

        The Company currently leases the land under its center in Laughlin, Nevada. Pursuant to provisions contained in the ground lease, the Company has exercised its right to purchase the land underlying its center in Laughlin, Nevada for $2.5 million. The Company expects to pay $500,000 at closing and a $2.0 million unsecured promissory note will be provided by the seller. This note will have a term of ten years and bear interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually. This transaction is expected to close during the second quarter of 2002.

Cash Equivalents

        The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash consists of amounts deposited in accounts with the Company's primary lenders (See Note 5) and includes $652,000 in capital improvement and tenant allowance reserves, $432,000 in real estate tax, insurance and ground lease escrows, and $2.1 million for debt service and operating expenses, including $1.4 million of cash flow remitted as debt service on the JP Morgan Loans after October 12, 2001 (See Note 5).

Tenant Accounts Receivable

        Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Real Estate Held for Sale

        Periodically in the course of reviewing the performance of its portfolio, management may determine that certain properties no longer meet the parameters set forth for its properties, or are ancillary to the Company's focus, and accordingly, such properties will be classified as held for sale. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets held for sale are valued at the lower of carrying value or fair value less costs to dispose. The Company owns parcels of land near several of its properties, which it reviews periodically in comparison with its business plans. As of March 31, 2002, portions of this land were classified as held for sale and two parcels were sold during the quarter ended March 31, 2002.

Deferred Costs

        Leasing and deferred financing costs are capitalized at cost. Amortization of deferred leasing costs is recorded on the straight-line method over the life of the lease. Amortization of deferred financing costs is recorded using a method that approximates the effective interest method over the life of the related debt and is included as a component of interest expense.

Income Taxes

        The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is a legal entity that holds real estate interests and receives a deduction for dividends paid to its shareholders for federal income tax purposes. HGP intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability. Based on its taxable loss in the current period and past fiscal years, the Company is not and has not been obligated to make any dividend distributions to qualify as a REIT. Accordingly, the condensed consolidated financial statements do not include any federal income tax expense.

Minority Interests

        Minority interests represent the interests of unitholders of HGP LP, other than the Company, in the net earnings and net equity of HGP LP. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.1% at March 31, 2002. During the three months ended March 31, 2002, no units were converted into shares of common stock.

Revenue Recognition

        Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $816,000 and $830,000, as of March 31, 2002 and December 31, 2001, respectively, which is expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31, 2002	Three months ended March 31, 2001
Numerator:
Net loss—basic	$(1,693)	$(920)
Minority interests of unitholders	(296)	(169)

Net loss—diluted	$(1,989)	$(1,089)

Denominator:
Weighted average shares outstanding—basic	2,870	2,870
Effect of converting units to shares	510	511

Weighted average shares outstanding—diluted	3,380	3,381

Net loss per share—basic and diluted	$(0.59)	$(0.32)

        Outstanding stock options were excluded in computing diluted earnings per share because the effect was anti-dilutive.

Note 4—Long Term Stock Incentive Plan

        The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at March 31, 2002.

Note 5—Mortgage Debt and Other Liabilities

HGP Credit Facility

        On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"), which initially matured on July 11, 2001 (the "Initial Maturity Date"). The HGP Credit Facility was acquired from Nomura by CDC Mortgage Capital, Inc. ("CDC"). On July 30, 2001, certain of the terms of the HGP Credit Facility were modified, including the maturity date, which was extended to July 11, 2002 (the "Extended Maturity Date"). The HGP Credit Facility is guaranteed by HGP and HGP LP. As of March 31, 2002, the HGP Credit Facility is secured by cross-collateralized mortgages on four of the Company's operating outlet centers (located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri) together with a pledge of the Company's ownership interests in Third Horizon Group Limited Partnership, the entity which holds title to those properties.

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

        Subsequent to the Initial Maturity Date, the interest rate on the HGP Credit Facility is the 30-day LIBOR rate (but not less than 4.1%) plus 3.95% per annum, payable monthly. Monthly principal payments of $225,000 are also required. An extension fee of 2% of the loan amount was incurred in conjunction with the extension of the loan and is being amortized over the one year period as a component of interest expense. The loan is pre-payable at any time without penalty or fee. The HGP Credit Facility requires the monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements and ground lease payments. Such accounts had a total balance of $775,000 at March 31, 2002. Funds in excess of those specified in the loan agreement are disbursed to the Company monthly. The balance of the HGP Credit Facility was $31.4 million and $32.1 million at March 31, 2002 and December 31, 2001, respectively.

        The Company is currently pursuing refinancing of the HGP Credit Facility in anticipation of its maturity in July 2002. There can be no assurances that management will be successful. The condensed consolidated financial statements do not contain any adjustments that may ultimately arise from the outcome of this uncertainty.

        Prime Retail, Inc. is the guarantor of $10.0 million of the HGP Credit Facility, and the indebtedness related to the Company's corporate office building (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP agreed to pay Prime a fee of $400,000 per annum through June 15, 2001. In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee. Beginning on June 15, 2001, the Company agreed to pay Prime an annual fee of $150,000, payable quarterly, for such guarantee until the HGP Credit Facility is repaid in full.

        On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. The net proceeds were used to reduce the balance on the HGP Credit Facility.

        On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank. The outstanding balance of this loan was $3.4 million and $3.5 million at March 31, 2002 and December 31, 2001, respectively. The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes. This escrow account has a balance of $97,000 at March 31, 2002.

        On July 31, 2001 the Company completed a $16.0 million refinancing of Lakeshore Marketplace in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. ("Greenwich"). The outstanding balance of this loan was $16.0 million at March 31, 2002 and December 31, 2001. The loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. It is non-recourse to HGPI, subject to certain customary exceptions. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital and tenant improvements and leasing commissions. These accounts had a total balance of $523,000 at March 31, 2002. Funds in excess of those specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

JP Morgan Loans

        In July 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The total outstanding principal balance of these loans (excluding accrued interest and penalties) was $45.5 million at March 31, 2002 and December 31, 2001. In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. Both loans are non-recourse to HGPI, subject to certain customary exceptions. The proceeds from the loans, together with Company funds, were used to repay $46.8 million of indebtedness under the HGP Credit Facility.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans. The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan documents) is 13.46%. In addition, a penalty of 5.0% of each monthly installment is imposed in the event that such monthly installment is not timely made in full. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $400,000 at March 31, 2002. In addition, $1.4 million of cash flow remitted as debt service after October 12, 2001 has been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balance due. These escrow accounts are classified on the balance sheet as restricted cash (see Note 2). The Company continues to manage these properties pursuant to a management agreement entered into in conjunction with the JP Morgan Loans. The Company receives fees of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair values. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $38.6 million at March 31, 2002. Such value is less than the current outstanding loan balances which total $45.5 million, excluding accrued interest and penalties. If the lender were to foreclose on the collateral properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.

Other Borrowings

        On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule. The loan is non-recourse to HGPI. The balance of the Petsmart Loan was $3.2 million at March 31, 2002 and December 31, 2001.

        The Company has a mortgage loan collateralized by its corporate office building and related equipment in Norton Shores, Michigan. The principal balance on this loan was $2.4 million at March 31, 2002 and December 31, 2001. The loan matures in December 2002, bears interest at a rate equal to LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 4.4% and 6.9% at March 31, 2002 and December 31, 2001, respectively.

        Portions of approximately 25 acres of undeveloped land owned by the Company in Norton Shores, Michigan are subject to a land contract which had a balance of $455,000 and $457,000 as of March 31, 2002 and December 31, 2001, respectively. The loan bears interest at 8.5%, requires monthly debt service payments of $4,200 and matures in January 2003.

Note 6—Related Party Transactions

        The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the three months ended March 31, 2002 and March 31, 2001, the Company paid premiums totaling approximately $145,000 and $154,000, respectively, on insurance policies placed by Thilman & Filippini.

        The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company. During the three months ended March 31, 2002 and March 31, 2001, the Company incurred rent expense of $12,000 and $16,000, respectively.

Note 7—Segment Information

        During the three months ended March 31, 2002, and March 31, 2001, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states, respectively. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of the loss before minority interests to FFO is as follows:

	Three months ended March 31, 2002	Three months ended March 31, 2001
Loss before minority interests	$(1,989)	$(1,089)
Adjustments for depreciation and amortization	1,281	1,420

FFO	$(708)	$331

        The line item entitled general and administrative expenses on the Company's statements of operations represents corporate level general and administrative expenses.

Note 8—Property Disposition

        On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. The net proceeds were used to reduce the outstanding balance on the HGP Credit Facility (See Note 5). In conjunction with the disposition, the Company acquired a replacement property in Roseville, Michigan in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code.

        On January 25, 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri. The proceeds from this sale were $235,000 and a loss on sale of $1,000 was recognized. This land was classified as held for sale on the Company's balance sheet at December 31, 2001.

        On February 15, 2002, a tenant exercised its option to purchase the land subject to its ground lease at Lakeshore Marketplace in Norton Shores, Michigan. The proceeds from this sale were $373,000 and a gain on sale of $156,000 was recognized. This land was classified as held for sale on the Company's balance sheet at December 31, 2001.

HORIZON GROUP PROPERTIES, INC.
Management's Discussion and Analysis of Financial Condition and Results of Operations
For the three months ended March 31, 2002
(unaudited)

Introduction

        The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. ("HGPI" or, together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of March 31, 2002, owned approximately 84.9% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

        The statements of financial condition and results of operations of the Company reflect the application of the Company's accounting policies, the most significant of which are outlined in Note 2 to the Condensed Consolidated Financial Statements. These policies are applied in accordance with accounting principles generally accepted in the United States and reflect significant assumptions and estimates of the management of the company.

General Overview

        The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into

Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of March 31, 2002, HGP's portfolio consisted of 11 factory outlet centers and one power center located in nine states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

        The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 (the "JP Morgan Loans"). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The first group consists of the Indiana Factory Shops, The Factory Shops in Georgian Place and Horizon Outlet Center—Tulare; the second group consists of Nebraska Crossing Factory Stores, Sealy Outlet Center and Horizon Outlet Center—Traverse City. The loans are non-recourse to HGPI, subject to certain customary exceptions. The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans. Interest expense since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes. The results of operations of the Company reflect the revenues and expenses, including accrued interest, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company. The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loan.

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

        The net loss before minority interests increased $900,000 for the three months ended March 31, 2002 compared to the same period in the prior year. The main components of this change were lower rents and increased interest expense due to the default interest and late payment penalties accrued on the JP Morgan Loans.

        Total revenue decreased $780,000 in the three months ended March 31, 2002, compared to the same period in the prior year. The primary factors were a decrease in base rents due to declines in occupancy and reductions in rental rates for several tenants and lower expense recoveries due to declines in the percentage of tenants subject to those charges and lower expenses subject to recovery. Average occupancy for the six properties subject to the JP Morgan Loans was 65.6% and 71.6% for the three month periods ended March 31, 2002 and 2001, respectively. Total revenue for those properties was $1.5 million and $1.8 million for the three month periods ended March 31, 2002 and 2001, respectively. Average occupancy for the Company's six other properties (excluding Dry Ridge, Kentucky which was sold in January 2001) was 81.9% and 86.0% for the three month periods ended March 31, 2002 and 2001, respectively. Total revenue for those properties was $3.8 million and $4.1 million for the three month periods ended March 31, 2002 and 2001, respectively.

        Depreciation and amortization expense decreased $178,000 in the three months ended March 31, 2002, compared to the same period in the prior year. This decrease primarily resulted from the reductions in the carrying values of four of the properties subject to the JP Morgan Loans which were recorded in the third quarter of 2001. Depreciation and amortization expense for the three months ended March 31, 2002 includes charges totaling $140,000 for unamortized capitalized costs related to unscheduled tenant move-outs.

        General and administrative expense decreased $79,000 in the three months ended March 31, 2002, compared to the same period in the prior year mainly as a result of reductions in corporate staffing.

        The increase in interest expense of $654,000 in the three months ended March 31, 2002 compared to the same period in the prior year was primarily the result of default interest and late fees totaling $635,000 related to the JP Morgan Loan default (See Note 5 to the Condensed Consolidated Financial Statements). The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions. Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

        In the first quarter of 2001, the Company sold the outlet center in Dry Ridge, Kentucky and recognized a loss of $6,000. In the January 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri for $235,000 and recognized a loss of $1,000. In February 2002, the Company sold a parcel of land adjacent to its center in Norton Shores, Michigan to a tenant which exercised the purchase option contained in its ground lease for that parcel for $373,000 and recognized a gain of $156,000. The gains and losses from these transactions are reflected in the Condensed Consolidated Statements of Operations of the Company.

        Average occupancy for the Company's total operating portfolio for the three months ended March 31, 2002 was 74.8% compared to 79.8% for the three months ended March 31, 2001. Occupancy of the Company's total portfolio at March 31, 2002 and March 31, 2001 was 75.8% and 79.1%, respectively.

Liquidity and Capital Resources

        As of March 31, 2002 and December 31, 2001, the aggregate amount of outstanding mortgages and other debt (excluding accrued interest and penalties) was approximately $102.4 million and $103.1 million, respectively. Of those amounts, $31.4 million matures in July 2002 and $2.4 million matures in December 2002. The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 with an aggregate principal balance of $45.5 million at March 31, 2002 (excluding accrued interest and penalties). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 5 to the Condensed Consolidated Financial Statements).

        On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million. The net proceeds were used to reduce the balance on the Company's credit facility (the "HGP Credit Facility") currently owned by CDC Mortgage Capital, Inc. ("CDC") as discussed further below.

        The mortgage loan secured by the Company's outlet center in Holland, Michigan was made by Republic Bank. The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $97,000 at March 31, 2002. The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan. In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

        The mortgage loan secured by the Company's power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. ("Greenwich"). The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The loan is non-recourse to HGPI (subject to limited customary exceptions). The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions. These accounts had a total balance of $523,000 at March 31, 2002. Funds in excess of certain amounts specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

        The maturity date of the HGP Credit Facility was extended to July 11, 2002. The loan had an original maturity of July 11, 2001. The principal balance as of March 31, 2002 and December 31, 2001 was $31.4 million and $32.1 million, respectively, which includes a 2% extension fee. The loan bears interest at 30-day LIBOR (but not less than 4.1%) plus 395 basis points and requires monthly principal payments of $225,000. The loan is pre-payable at any time without penalty or fee. The HGP Credit Facility requires the monthly funding of escrow accounts for future debt service payments, the payment of real estate taxes, insurance, capital improvements and ground lease payments. Such accounts had a total balance of $775,000 at March 31, 2002. Funds in excess of certain amounts specified in the loan agreement with Nomura are disbursed to the Company monthly. The Company is restricted from paying dividends until the loan is repaid. This loan is secured by four centers located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri and a pledge of the partnership interests in the entity owning those outlet centers.

        Prime Retail, Inc. has guaranteed $10.0 million of obligations under the HGP Credit Facility, together with other indebtedness (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP agreed to pay Prime a fee of $400,000 per annum through June 15, 2001. In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee. Beginning on June 15, 2001, the Company agreed to pay Prime an annual fee of $150,000, payable quarterly, for such guarantees until the HGP Credit Facility is repaid in full.

        The JP Morgan Loans consist of (i) loans totaling $22.3 million at March 31, 2002 (excluding accrued interest and penalties) secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.2 million at March 31, 2002 (excluding accrued interest and penalties) secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. Both loans are non-recourse to HGPI, subject to limited customary exceptions including fraud, willful misconduct or intentional material misrepresentation; the filing of bankruptcy by a borrower; violation of the single purpose entity provisions of the loan documents; the misappropriation of rents, insurance proceeds or condemnation awards; any act of actual waste or arson; or a transfer of any of the properties securing the loans without lender approval. The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan documents) is 13.46%. In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to HGPI, subject to limited customary exceptions.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $400,000 at March 31, 2002. In addition, $1.4 million of monthly available cash flow debt service payments have been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan. The Company continues to manage these properties pursuant to a management agreement entered into in conjunction with the JP Morgan Loans. The Company receives fees of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indication of possible impairment in the value of the properties which secure the loans. In the third quarter of 2001, the Company estimated the current value of the six centers which secure the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001, include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value. The aggregate carrying value of the real estate of the properties collateralizing the JP Morgan Loans approximates $38.6 million at March 31, 2002. This value is less than the current outstanding loan balances totaling $45.5 million, excluding accrued interest and penalties. If the lender were to foreclose on the collateral properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties. The estimation of the fair value of the six centers securing the JP Morgan loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties. Future events could occur which would cause the Company to conclude that the carrying values of the Company's properties may need to also be adjusted.

        The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan which matures in December 2002. The principal balance on this loan was $2.4 million at March 31, 2002 and December 31, 2001. This loan bears interest at LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.

        Portions of approximately 25 acres of undeveloped land which the Company owns in Norton Shores, Michigan are subject to a land contract which totaled $455,000 and $457,000 as of March 31, 2002 and December 31, 2001, respectively. The loan bears interest at 8.5%, requires monthly debt service payments of $4,200 and matures in January 2003.

        Pursuant to the terms of the HGP Credit Facility, Greenwich loan and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers. At March 31, 2002, there was approximately $652,000 deposited in escrows with CDC, Greenwich, and JP Morgan, which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

        The Company expects to meet its short-term liquidity requirements generally through additional borrowings or the extension of the maturity dates on its loans maturing in 2002, working capital and cash flows from operations including the sale of land parcels reflected in real estate held for sale on the condensed consolidated balance sheet. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its centers in Tulare, California, and Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, additional borrowings of long-term debt and the potential offering of equity securities in the private or public capital markets.

        The Company sold its center in Dry Ridge, Kentucky, in January 2001 and refinanced its centers in Norton Shores, Michigan, and Holland, Michigan, in July 2001. It extended the maturity date of the HGP Credit Facility until July 2002. It is currently seeking longer-term replacement financing for the

HGP Credit Facility and has also explored offers for the sale of some or all of its properties. As a result of the current market conditions with respect to the financing of factory outlet centers, the Company's relatively high leverage and its current default on the JP Morgan Loans, the Company's ability to obtain additional financing is limited. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished. The financial statements have been prepared based on management's judgement that the Company will meet its maturing loan obligations, either through refinancing or extending the terms of its maturing loans, from the sale of properties or a combination thereof. If future events differ from this judgement, there would be a significant impact on the condensed consolidated statements of operations of the Company.

        On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule. The loan is non-recourse to HGPI. The balance of the Petsmart Loan was $3.2 million at March 31, 2002 and December 31, 2001.

        Pursuant to provisions contained in the ground lease, the Company has exercised its right to purchase the land underlying its center in Laughlin, Nevada for $2.5 million. The Company expects to pay $500,000 at closing and a $2.0 million unsecured promissory note will be provided by the seller. This note will have a term of ten years and bear interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually. This transaction is expected to close during the second quarter of 2002.

Legal Proceedings

        In the ordinary course of business the company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the condensed consolidated financial statements of the Company.

HORIZON GROUP PROPERTIES, INC.
Quantitative and Qualitative Disclosure of Market Risk
(unaudited)

        The Company's primary market risk exposure is associated with the HGP Credit Facility. This facility had a balance of $31.4 million at March 31, 2002. The facility matured in July of 2001 and was subsequently extended to July of 2002. The interest rate on the extended facility is equal to the 30 day London Interbank Offered Rate ("LIBOR") (but not less than 4.1%) plus 395 basis points. As of March 31, 2002, the effective rate was 8.05%, due to the LIBOR rate falling below the floor of 4.1%. The Company is working to mitigate this interest rate risk by seeking longer-term, fixed rate refinancing of the facility. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

        The following table shows sensitivity of annual interest expense and net income per share—diluted based on an increase in the LIBOR rate of 1.0% above the floor of 4.1%.

Principal Amount	Change in LIBOR Rate	Change in Interest Expense	Per Share—Diluted
$31,400,000	1.0%	$314,000	$0.09

Inflation

        HGP's leases with some of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

HORIZON GROUP PROPERTIES, INC.
Part II—Other Information

Item 1.    Legal Proceedings—None

Item 2.    Changes in Securities—None

Item 3.    Defaults Upon Senior Securities

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remitted available cash flow, after a reserve for monthly operating expenses, as partial payment of debt service. The failure to pay in full the amounts due constitutes a default under the loan agreements, which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including foreclosure on the properties which secure the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both are non-recourse to the HGPI, subject to certain customary exceptions. See Note 5 to the Condensed Consolidated Financial Statements for further details.

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits or Reports on Form 8-K

(a)  Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the "Company") (8)
Exhibit 3(ii)	By-laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000 (12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001 (12)
Exhibit 3(vi)	Amendment to By-laws of the Company dated May 29, 2001 (13)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)
Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company (1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company (1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7	Form of Registration Rights Agreement (1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc. (3)

Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19	Form of Option Agreement (3)
Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)
Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)

Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company dated April 11, 2000. (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000. (10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000. (10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001. (12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001. (12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg. (11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc. (14)
Exhibit 10.45	Second Amendment to Loan Agreement and Settlement Agreement dated as of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc. (14)
Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP. (14)
Exhibit 10.50	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001. (15)
Exhibit 10.51	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001. (15)
Exhibit 10.52	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002. (15)
Exhibit 10.53	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001. (15)
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

13
Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 29, 2001 (Commission file no. 0-24123)

14
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 13, 2001 (Commission file no. 0-24123)

15
Incorporated by reference to the company's Form 10-K dated as of March 28, 2001 (Commission file no. 0-24123)

(b)  Report on Form 8-K—None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC. Registrant
Date: May 14, 2002	By:	/s/ GARY J. SKOIEN Gary J. Skoien, President and Chief Executive Officer
Date: May 14, 2002	By:	/s/ DAVID R. TINKHAM David R. Tinkham, Chief Accounting and Chief Financial Officer

QuickLinks

Index to Form 10–Q
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure of Market Risk
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits or Reports on Form 8-K
SIGNATURES