Form 10-Q
period 2002-06-30
HORIZON GROUP PROPERTIES INC
filed 2002-08-14
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Number of common shares outstanding at August 12, 2002        2,870,194

HORIZON GROUP PROPERTIES, INC.
Index to Form 10-Q
June 30, 2002

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2001
	(thousands, except per share amounts)
REVENUE
Base rent	$4,151	$4,605
Percentage rent	49	27
Expense recoveries	792	944
Other	178	166

Total revenue	5,170	5,742

EXPENSES
Property operating	1,536	1,507
Real estate taxes	624	665
Land leases and other	72	332
Depreciation and amortization	1,305	1,476
General and administrative	656	1,105
Interest	3,025	2,174

Total expenses	7,218	7,259

Loss before gain on sale of real estate and minority interests	(2,048)	(1,517)
Net gain on sale of real estate	—	913

Loss before minority interests	(2,048)	(604)
Minority interests	303	96

Net loss	$(1,745)	$(508)

Per Common Share—Basic and Diluted—
Net loss—basic and diluted	$(0.61)	$(0.18)

Weighted average shares outstanding:
Basic	2,870	2,870

Diluted	3,380	3,381

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001
	(thousands, except per share amounts)
REVENUE
Base rent	$8,250	$9,328
Percentage rent	96	110
Expense recoveries	1,742	2,045
Other	412	370

Total revenue	10,500	11,853

EXPENSES
Property operating	3,050	3,074
Real estate taxes	1,261	1,360
Land leases and other	426	688
Depreciation and amortization	2,594	2,944
General and administrative	1,327	1,857
Interest	6,034	4,529

Total expenses	14,692	14,452

Loss before gain on sale of real estate and minority interests	(4,192)	(2,599)
Net gain on sale of real estate	155	907

Loss before minority interests	(4,037)	(1,692)
Minority interests	599	264

Net loss	$(3,438)	$(1,428)

Per Common Share—Basic and Diluted—
Net loss—basic and diluted	$(1.20)	$(0.50)

Weighted average shares outstanding:
Basic	2,870	2,870

Diluted	3,380	3,381

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2002	December 31, 2001
	(thousands)
ASSETS
Real estate—at cost:
Land	$10,893	$8,376
Buildings and improvements	120,415	120,548
Less accumulated depreciation	(18,703)	(16,610)

Total net real estate	112,605	112,314
Cash and cash equivalents	687	1,096
Restricted cash	3,743	3,506
Tenant accounts receivable	1,368	1,661
Real estate held for sale	1,279	1,725
Deferred costs (net of accumulated amortization of $1,955 and $1,341, respectively)	2,071	2,535
Other assets	1,323	1,546

Total assets	$123,076	$124,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$103,527	$103,135
Accrued interest	5,323	2,169
Accounts payable and other accrued expenses	2,797	3,301
Prepaid rents and other tenant liabilities	1,026	1,310
Other liabilities	743	769

Total liabilities	113,416	110,684
Minority Interests	1,456	2,067
Shareholders' equity:
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	34,458	34,448
Accumulated deficit	(26,283)	(22,845)

Total shareholders' equity	8,204	11,632

Total liabilities and shareholders' equity	$123,076	$124,383

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001
	(thousands)
Cash flows from operating activities:
Net loss	$(3,438)	$(1,428)
Net gain on sale of real estate	(155)	(907)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Minority interests in net loss	(599)	(264)
Depreciation	2,313	2,599
Amortization	759	429
Changes in assets and liabilities:
Restricted cash	(237)	157
Tenant accounts receivable	293	(132)
Deferred costs and other assets	(72)	(462)
Accounts payable and accrued expenses	2,648	(432)
Other liabilities	(26)	(28)
Prepaid rents and other tenant liabilities	(284)	169

Net cash provided by/(used in) operating activities	1,202	(299)

Cash flows from investing activities:
Expenditures for building improvements	(87)	(630)
Acquisition of land	(2,517)	—
Net proceeds from sale of real estate	601	4,133

Net cash provided by/(used in) investing activities	(2,003)	3,503

Cash flows from financing activities:
Principal payments on mortgages and other debt	(1,608)	(7,408)
Proceeds from borrowings	2,000	3,500
Debt issue costs	—	(42)

Net cash provided by/(used in) in financing activities	392	(3,950)

Net decrease in cash and cash equivalents	(409)	(746)
Cash and cash equivalents:
Beginning of period	1,096	2,866

End of period	$687	$2,120

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

        HGP's initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states. Twelve of the initial factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement"). Two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger. As of June 30, 2002, HGP's portfolio consisted of 11 factory outlet centers and one power center located in nine states.

        The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of June 30, 2002, HGP owned approximately 84.9% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election).

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

        Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved in future periods.

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

        Depreciation and amortization expense includes charges for unamortized capitalized costs related to unscheduled tenant move-outs totaling $25,000 and $54,000 for the three months ended June 30, 2002 and 2001, respectively, and $55,000 and $102,000 for the six months ended June 30, 2002 and 2001, respectively.

        On June 4, 2002, the Company purchased the land underlying its center in Laughlin, Nevada for $2.5 million pursuant to a purchase option contained in the ground lease. The ground rent was prorated to February 25, 2002. The Company paid approximately $500,000 at closing and a $2.0 million unsecured promissory note was provided by the seller. This note has a term of ten years and bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually. The initial interest rate payable on the loan is 5.074%.

Cash Equivalents

        The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash consists of amounts deposited in accounts with the Company's primary lenders and included $654,000 in capital improvement and tenant allowance reserves, $676,000 in real estate tax, insurance and ground lease escrows, and approximately $2.4 million for debt service and operating expenses, including $1.8 million of cash flow remitted as debt service on the JP Morgan Loans after October 12, 2001 (See Note 5).

Tenant Accounts Receivable

        Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Real Estate Held for Sale

        Periodically in the course of reviewing the performance of its portfolio, management may determine that certain properties no longer meet the parameters set forth for its properties, or are ancillary to the Company's focus, and accordingly, such properties will be classified as held for sale. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," assets held for sale are valued at the lower of carrying value or fair value less costs to dispose. The Company owns parcels of land near several of its properties, which it reviews periodically in comparison with its business plans. As of June 30, 2002, portions of this land were classified as held for sale and two parcels were sold during the six months ended June 30, 2002.

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

Minority Interests

        Minority interests represent the interests of unitholders of HGP LP, other than the Company in the net earnings and net equity of HGP LP. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 15.1% at June 30, 2002. During the six months ended June 30, 2002, no units were converted into shares of common stock.

Revenue Recognition

        Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $822,000 and $830,000, as of June 30, 2002 and December 31, 2001, respectively, which is expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
		(in thousands, except per share information)
Numerator:
Net loss—basic	$(1,745)	$(508)	$(3,438)	$(1,428)
Minority interests of unitholders	(303)	(96)	(599)	(264)

Net loss—diluted	$(2,048)	$(604)	$(4,037)	$(1,692)

Denominator:
Weighted average shares outstanding—basic	2,870	2,870	2,870	2,870
Effect of converting units to shares	510	511	510	511

Weighted average shares outstanding—diluted	3,380	3,381	3,380	3,381

Net loss per share—basic and diluted	$(0.61)	$(0.18)	$(1.20)	$(0.50)

        Outstanding stock options were excluded in computing diluted earnings per share because the effect was anti-dilutive.

Note 4—Long Term Stock Incentive Plan

        The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at June 30, 2002.

Note 5—Mortgage Debt and Other Liabilities

HGP Credit Facility

        On July 11, 2002, the Company refinanced the HGP Credit Facility (as defined below) with proceeds provided by new loans from UBS Warburg Real Estate Investment Inc. and Beal Bank, S.S.B. The details of these transactions are outlined in Note 9—Subsequent Events. The following discussion of the HGP Credit Facility reflects the provisions in effect as of June 30, 2002 and prior to its repayment.

        On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the "HGP Credit Facility") with Nomura Asset Capital Corporation ("Nomura"), which initially matured on July 11, 2001 (the "Initial Maturity Date"). The HGP Credit Facility was acquired from Nomura by CDC Mortgage Capital, Inc. ("CDC"). On July 30, 2001, certain of the terms of the HGP Credit Facility were modified, including the maturity date, which was extended to July 11, 2002 (the "Extended Maturity Date"). The HGP Credit Facility is guaranteed by HGP and HGP LP. As of June 30, 2002, the HGP Credit Facility is secured by cross-collateralized mortgages on four of the Company's operating outlet centers (located in Laughlin, Nevada; Medford, Minnesota; Monroe, Michigan and Warrenton, Missouri) together with a pledge of the Company's ownership interests in Third Horizon Group Limited Partnership, the entity which holds title to those properties.

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

        Subsequent to the Initial Maturity Date, the interest rate on the HGP Credit Facility is the 30-day LIBOR rate (but not less than 4.1%) plus 3.95% per annum, payable monthly. Monthly principal payments of $225,000 are also required. An extension fee of 2% of the loan amount was incurred in conjunction with the extension of the loan and is being amortized over the one year period as a component of interest expense. The loan is pre-payable at any time without penalty or fee. The HGP Credit Facility requires the monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements and ground lease payments. Such accounts had a total balance of $1.0 million at June 30, 2002. Funds in excess of those specified in the loan agreement are disbursed to the Company monthly. The balance of the HGP Credit Facility was $30.7 million and $32.1 million at June 30, 2002 and December 31, 2001, respectively.

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

        On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank. The outstanding balance of this loan was $3.4 million and $3.5 million at June 30, 2002 and December 31, 2001, respectively. The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes. This escrow account has a balance of $139,000 at June 30, 2002. The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan. In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces the debt service to a level which is in compliance with this requirement.

        On July 31, 2001 the Company completed a $16.0 million refinancing of Lakeshore Marketplace in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. ("Greenwich"). The outstanding balance of this loan was $15.9 million and $16.0 million at June 30, 2002 and December 31, 2001, respectively. The loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. It is non-recourse to HGPI, subject to certain customary exceptions. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace, LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital and tenant improvements and leasing commissions. These accounts had a total balance of $447,000 at June 30, 2002. Funds in excess of those specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

JP Morgan Loans

        On July 9, 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York (the "JP Morgan Loans"). The JP Morgan Loans consist of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The total outstanding principal balance of these loans (excluding accrued interest and penalties) was $45.5 million at June 30, 2002 and December 31, 2001. In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. Both loans are non-recourse to HGPI, subject to certain customary exceptions.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans. The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan documents) is 13.46%. In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full. The default interest and monthly penalty have been accrued in the consolidated financial statements since October 2001. Interest expense for the three and six months ended June 30, 2002 includes $638,000 and $1.3 million, respectively, for these charges.    The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $293,000 at June 30, 2002. In addition, $1.8 million of cash flow remitted as debt service after October 12, 2001 has been placed in special purpose escrow accounts by the loan servicers. These escrow accounts are classified on the balance sheet as restricted cash (see Note 2). The Company continues to manage the properties which secure the JP Morgan Loans pursuant to a management agreement which is subject to cancellation by the servicers of the loans. The Company receives fees of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001 included a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair values. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $38.2 million at June 30, 2002. Such value is less than the current outstanding loan balances which total $45.5 million, excluding accrued interest and penalties. If the lender were to foreclose on the collateral properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.

Other Borrowings

        On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule. The loan is non-recourse to HGPI. The balance of the Petsmart Loan was $3.2 million at June 30, 2002 and at December 31, 2001.

        The Company has a mortgage loan collateralized by its corporate office building and related equipment in Norton Shores, Michigan. The principal balance on this loan was $2.4 million as of June 30, 2002 and December 31, 2001. The loan matures in December 2002, bears an interest rate of LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 4.4% and 6.9% at June 30, 2002 and December 31, 2001, respectively.

        A parcel of approximately 25 acres of undeveloped land in Norton Shores, Michigan was subject to a land contract with a balance of $452,000 as of June 30, 2002 and $457,000 at December 31, 2001, respectively. The contract was paid in full on July 11, 2002 and the Company acquired title to the land (see Note 9). The interest rate on the contract was 8.5% and monthly debt service payments were $4,200.

        On June 4, 2002, the Company purchased the land underlying its center in Laughlin, Nevada for $2.5 million pursuant to a purchase option contained in the ground lease. The ground rent was prorated to February 25, 2002. The Company paid approximately $500,000 at closing and a $2.0 million unsecured promissory note was provided by the seller. This note has a term of ten years and bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually. The initial interest rate payable on the loan is 5.074%.

Note 6—Related Party Transactions

        The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the six months ended June 30, 2002 and 2001, the Company paid premiums totaling approximately $242,000 and $154,000, respectively, on insurance policies placed by Thilman & Filippini.

        The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a Director of the Company. During the six months ended June 30, 2002 and 2001, the Company incurred rent expense of $24,000 and $29,000, respectively.

Note 7—Segment Information

        During the six months ended June 30, 2002, and June 30, 2001, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states, respectively. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of the loss before minority interests to FFO is as follows:

	Six months ended June 30, 2002	Six months ended June 30, 2001
	(in thousands)
Loss before minority interests	$(4,037)	$(1,692)
Adjustments for depreciation and amortization	2,578	2,857

FFO	$(1,459)	$1,165

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

        On May 17, 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan. The sales price was approximately $1.7 million and the assumption by the purchaser of approximately $100,000 in special assessments. A portion of the land sold was subject to a land contract totaling $125,000, which was paid off at the time of sale. The sale resulted in a gain of $913,000, which is included in the Statement of Operations.

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

Note 9—Subsequent Events

        On July 11, 2002, the Company repaid in full the HGP Credit Facility with the proceeds of loans originated by UBS Warburg Real Estate Investments Inc. ("UBS") and Beal Bank, S.S.B. ("Beal Bank").

        UBS provided $22.0 million from senior loans (the "UBS Senior Loans") and $3.5 million from mezzanine loans (the "UBS Mezzanine Loans", or collectively, the "UBS Loans"). The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center. The centers which secure the UBS Loans are in Laughlin, Nevada; Medford, Minnesota and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company. These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables. The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions. The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

        The UBS Senior Loans have a term of seven years, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%. These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions. Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

        The UBS Mezzanine Loans have a term of three years and may be prepaid without penalty after two years. These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.

        Beal Bank made two loans totaling $7.0 million (the "Beal Bank Loans") which consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the "Beal Bank Loan I"), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the "Beal Bank Loan II"). These loans are cross-collateralized and are recourse to the Company. The Beal Bank Loans have terms of three years, but may be paid down to a principal balance of $5.0 million prior to July 10, 2004, and may be prepaid in whole or in part without penalty thereafter. Approximately $450,000 of the proceeds were used to pay in full a land contract related to land in Fruitport Township which is a portion of the collateral for Beal Bank Loan I.

        The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

        The Beal Bank Loan II is guaranteed by Prime Retail, Inc. up to a maximum amount of $4,000,000 (the "Prime-Beal Guaranty"). The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is reduced to $5,000,000. The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.

        The Company established an exception to its share ownership limits which permits Howard M. Amster to own a maximum of 29.9% of the Company's outstanding shares. All other individual shareholders of the Company are limited to an ownership level of 4.9% of the Company's outstanding shares. Mr. Amster is a member of the Company's Board of Directors. On July 31, 2002, Mr. Amster acquired from The Prime Group, Inc. and its affiliated entities all of their interests in the Company and Horizon Group Properties, L.P. The Prime Group, Inc. is a private company of which Michael Reschke, a member of the Company's Board of Directors, is Chairman, Chief Executive Officer and principal shareholder. In connection with this transaction, Mr. Reschke resigned from the Company's Board of Directors.

HORIZON GROUP PROPERTIES, INC.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

For the three and six months ended June 30, 2002

(unaudited)

Introduction

        The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of June 30, 2002, owned approximately 84.9% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

General Overview

        The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of June 30, 2002, HGP's portfolio consisted of 11 factory outlet centers and one power center located in nine states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

        The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 (the "JP Morgan Loans"). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The first group consists of factory outlet centers in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California; the second group consists of factory outlet centers in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The loans are non-recourse to HGPI, subject to certain customary exceptions. The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans. Interest expense since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes. The results of operations of the Company reflect the revenues and expenses, including accrued interest, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company. The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loan.

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

        The net loss before minority interests increased $1.4 million for the three months ended June 30, 2002 compared to the same period in the prior year. The main components of this change were decreased rental revenue and increased interest expense due to the default interest and late payment penalties accrued on the JP Morgan Loans.

        Total revenue decreased $572,000 in the three months ended June 30, 2002, compared to the same period in the prior year. The primary factors were a decrease in base rents due to declines in occupancy and reductions in rental rates for several tenants and lower expense recoveries due to declines in the percentage of tenants subject to those charges and lower expenses subject to recovery. Average occupancy for the six properties subject to the JP Morgan Loans was 66.5% and 70.1% for the three month periods ended June 30, 2002 and 2001, respectively. Total revenue for those properties was $1.5 million and $1.8 million for the three month periods ended June 30, 2002 and 2001, respectively. Average occupancy for the Company's six other properties was 82.9% and 84.6% for the three month periods ended June 30, 2002 and 2001, respectively. Total revenue for those properties was $3.7 million and $3.9 million for the three month periods ended June 30, 2002 and 2001, respectively.

        Land leases and other expenses decreased $260,000 in the three months ended June 30, 2002 compared to the same period in the prior year, as a result of the Company purchasing the land under its Laughlin, Nevada center. The Company had previously leased this land (See Note 5 to the Condensed Consolidated Financial Statements).

        Depreciation and amortization expense decreased $171,000 in the three months ended June 30, 2002, compared to the same period in the prior year. This decrease primarily resulted from the reductions in the carrying values from impairment of four of the properties subject to the JP Morgan Loans which were recorded in the third quarter of 2001. Depreciation and amortization expense for the three months ended June 30, 2002 includes charges totaling $25,000 for unamortized capitalized costs related to unscheduled tenant move-outs.

        General and administrative expense decreased $449,000 in the three months ended June 30, 2002, compared to the same period in the prior year mainly as a result of legal fees associated with a proxy dispute between the Company and certain shareholders in 2001 and current year reductions in corporate staffing.

        The increase in interest expense of $851,000 in the three months ended June 30, 2002 compared to the same period in the prior year was primarily the result of default interest and late fees totaling $638,000 related to the JP Morgan Loan default (See Note 5 to the Condensed Consolidated Financial Statements). The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions. Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

        On May 17, 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan to a third party. The purchase price was approximately $1.7 million and the assumption by the purchaser of approximately $100,000 in special assessments. A portion of the land sold had been subject to a land contract with a balance of $125,000, which was paid in full at the time of the sale. The sale resulted in a gain of $913,000, which is included in the Statement of Operations for the three months ended June 30, 2001.

        Average occupancy for the Company's total operating portfolio for the three months ended June 30, 2002 was 75.8% compared to 78.3% for the three months ended June 30, 2001. Occupancy of the Company's total portfolio at both June 30, 2002 and 2001 was 77.1%.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

        The net loss before minority interests increased $2.3 million for the six months ended June 30, 2002 compared to the same period in the prior year. The main components of this change were lower rents and increased interest expense due to the default interest and late payment penalties accrued on the JP Morgan Loans.

        Total revenue decreased $1.4 million in the six months ended June 30, 2002, compared to the same period in the prior year. The primary factors were a decrease in base rents due to declines in occupancy and reductions in rental rates for several tenants and lower expense recoveries due to declines in the percentage of tenants subject to those charges and lower expenses subject to recovery. Average occupancy for the six properties subject to the JP Morgan Loans was 66.0% and 70.9% for the six-month periods ended June 30, 2002 and 2001, respectively. Total revenue for those properties was $2.9 million and $3.6 million for the six month periods ended June 30, 2002 and 2001, respectively. Average occupancy for the Company's other six properties (excluding Dry Ridge, Kentucky which was sold in January 2001) was 82.4% and 85.3% for the six-month periods ended June 30, 2002 and 2001, respectively. Total revenue for those properties was $7.4 million and $8.0 million for the six month periods ended June 30, 2002 and 2001, respectively.

        Land leases and other expenses decreased $262,000 in the six months ended June 30, 2002 compared to the same period in the prior year. The decrease primarily resulted from the elimination of ground rent expense as a result of the company acquiring the land under its Laughlin, Nevada center (See Note 5 to the Condensed Consolidated Financial Statements).

        Depreciation and amortization expense decreased $350,000 in the six months ended June 30, 2002, compared to the same period in the prior year. This decrease primarily resulted from the reductions in the carrying values from impairment of four of the properties subject to the JP Morgan Loans which were recorded in the third quarter of 2001. Depreciation and amortization expense for the six months ended June 30, 2002 includes charges totaling $55,000 for unamortized capitalized costs related to unscheduled tenant move-outs.

        General and administrative expense decreased $530,000 in the six months ended June 30, 2002, compared to the same period in the prior year mainly as a result of legal fees associated with a proxy dispute between the Company and certain shareholders in 2001 and current year reductions in corporate staffing.

        The increase in interest expense of $1.5 million in the six months ended June 30, 2002 compared to the same period in the prior year was primarily the result of default interest and late fees totaling $1.3 million related to the JP Morgan Loan default (See Note 5 to the Condensed Consolidated Financial Statements). The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions. Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

        In the first quarter of 2001, the Company sold the outlet center in Dry Ridge, Kentucky and recognized a loss of $6,000 and sold 18.8 acres of vacant land in Norton Shores, Michigan and recognized a gain of $913,000. In January 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri for $235,000 and recognized a loss of $1,000. In February 2002, the Company sold a parcel of land adjacent to its center in Norton Shores, Michigan to a tenant which exercised the purchase option contained in its ground lease for that parcel for $373,000 and recognized a gain of $156,000. The gains and losses from these transactions are reflected in the Condensed Consolidated Statements of Operations of the Company.

Liquidity and Capital Resources

        On July 11, 2002, the Company repaid in full the HGP Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements) with the proceeds of loans originated by UBS Warburg Real Estate Investments Inc. ("UBS") and Beal Bank, S.S.B. ("Beal Bank").

        UBS provided $22.0 million from senior loans (the "UBS Senior Loans") and $3.5 million from mezzanine loans (the "UBS Mezzanine Loans", or collectively, the "UBS Loans"). The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center. The centers which secure the UBS Loans are in Laughlin, Nevada; Medford, Minnesota and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company. These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables. The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions. The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

        The UBS Senior Loans have terms of seven years, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%. These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions. Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

        The UBS Mezzanine Loans have terms of three years and may be prepaid without penalty after two years. These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.

        Beal Bank provided two loans totaling $7.0 million (the "Beal Bank Loans") which consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township,

Michigan (the "Beal Bank Loan I"), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the "Beal Bank Loan II"). These loans are cross-collateralized and are recourse to the Company. The Beal Bank Loans have terms of three years, but may be paid down to a principal balance of $5.0 million prior to July 10, 2004, and may be prepaid in whole or in part thereafter, without penalty. Approximately $450,000 of the proceeds were used to pay in full a land contract related to land in Fruitport Township which is included in the collateral for Beal Bank Loan I.

        The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

        The Beal Bank Loan II is guaranteed by Prime Retail, Inc. up to a maximum amount of $4,000,000 (the "Prime-Beal Guaranty"). The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is reduced to $5,000,000. The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.

        Initial monthly debt service on the UBS Loans equals $297,000, of which approximately $200,000 is interest expense. Monthly interest payments on the Beal Bank Loans total $63,000. Debt service on the HGP Credit Facility for the most recent month prior to the extinguishment was $440,000, of which $215,000 was interest expense

        The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 with an aggregate principal balance of $45.5 million at June 30, 2002 (excluding accrued interest and penalties). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 5 to the Condensed Consolidated Financial Statements).

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

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $293,000 at June 30, 2002. In addition, $1.8 million of monthly available cash flow debt service payments have been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan. The Company continues to manage these properties pursuant to a management agreement entered into in conjunction with the JP Morgan Loans. The Company receives fees of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indication of possible impairment in the value of the properties which secure the loans. In the third quarter of 2001, the Company estimated the current value of the six centers which secure the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers. Accordingly, the results of operations for the year ended December 31, 2001, include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value. The aggregate carrying value of the real estate of the properties collateralizing the JP Morgan Loans approximates $38.2 million at June 30, 2002. This value is less than the current outstanding loan balances totaling $45.5 million, excluding accrued interest and penalties. If the lender were to foreclose on the collateral properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties. The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties. Future events could occur which would cause the Company to conclude that the carrying values of the Company's properties may need to also be adjusted.

        The mortgage loan secured by the Company's outlet center in Holland, Michigan was made by Republic Bank. The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $139,000 at June 30, 2002. The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan. In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

        The mortgage loan secured by the Company's power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. ("Greenwich"). The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The loan is non-recourse to HGPI (subject to limited customary exceptions). In connection with the Greenwich loan, Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions. These accounts had a total balance of $447,000 at June 30, 2002. Funds in excess of certain amounts specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

        The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan which matures in December 2002. The Company anticipates refinancing this loan prior to its maturity. The principal balance on this loan was $2.4 million at June 30, 2002 and December 31, 2001. This loan bears interest at LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500.

        The Company owns a property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and is subject to a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule. The loan is non-recourse to HGPI.

        The Company is the obligor on a $2.0 million unsecured promissory note incurred in connection with the acquisition of the land underlying its center in Laughlin, Nevada. The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires monthly amortization based on a 10 year schedule. The interest rate payable on the loan through February 29, 2003 is 5.074%.

        Pursuant to the terms of the HGP Credit Facility, Greenwich loan and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers. At June 30, 2002, there was approximately $654,000 deposited in escrows with CDC, Greenwich, and JP Morgan, which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

        The Company expects to meet its short-term liquidity requirements generally through additional borrowings, working capital and cash flows from operations including the sale of land parcels reflected in real estate held for sale on the condensed consolidated balance sheet. The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its centers in Tulare, California, and Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, additional borrowings of long-term debt and the potential offering of equity securities in the private or public capital markets. The Company's ability to secure new loans is limited by the fact that virtually all of the Company's real estate assets are currently pledged as collateral for its current loans.

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

HORIZON GROUP PROPERTIES, INC.

Quantitative and Qualitative Disclosure of Market Risk

(unaudited)

        As a result of the repayment of the HGP Credit Facility on July 11, 2002, the Company's primary market risk exposure is associated with the Beal Bank Loans. Beal Bank Loan I has a principal balance of $3.0 million and bears interest at a rate of the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0%. Beal Bank Loan II has a principal balance of $4.0 million and bears interest at a rate of the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9%. At the time of filing this report, the effective rates are the minimum rates of 12.0% and 9.9%, respectively.

        The following table shows sensitivity of annual interest expense and net income per share—diluted based on an increase in the Wall Street Journal Prime Rate of 1%, provided that the effective rates would then be higher than their respective floors.

	Principal Amount	Change in Interest Expense	Per Share— Diluted
Beal Bank Loan I	$3,000,000	$30,000	$.01
Beal Bank Loan II	$4,000,000	$40,000	$.01

Inflation

        HGP's leases with some of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP's exposure to increases in costs and operating expenses resulting from inflation.

HORIZON GROUP PROPERTIES, INC.

Part II—Other Information

Item 1. Legal Proceedings—None

Item 2. Changes in Securities

        The Company established an exception to its share ownership limits which permits Howard M. Amster to own a maximum of 29.9% of the Company's outstanding shares. All other individual shareholders of the Company are limited to an ownership level of 4.9% of the Company's outstanding shares. Mr. Amster is a member of the Company's Board of Directors.

Item 3. Defaults Upon Senior Securities

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remitted available cash flow, after a reserve for monthly operating expenses, as partial payment of debt service. The failure to pay in full the amounts due constitutes a default under the loan agreements, which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including foreclosure on the properties which secure the loans. The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification of the terms of the loans. Both loans are non-recourse to HGPI, subject to certain customary exceptions. See Note 5 to the Condensed Consolidated Financial Statements for further details.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of the shareholders of the Company was held on May 14, 2002. At such meeting, the shareholders of the Company elected Howard M. Amster (for: 2,827,864 shares; withheld: 6,467), Margaret A. Gilliam (for: 2,827,864 shares, withheld: 6,467) and E. Thomas Thilman (for: 2,827,936 shares; withheld: 6,395) as directors of the Company, each for a three year term. The shareholders also ratified the appointment of Ernst & Young LLP (for: 2,827,912 shares; against: 1,867 shares; abstain: 1,286 shares) as the Company's independent auditors for the fiscal year ending December 31, 2002.

Item 5. Other Information

        Michael Reschke resigned his position on the Company's Board of Directors in July 2002.

Item 6. Exhibits or Reports on Form 8-K

(a)
Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the "Company") (8)
Exhibit 3(ii)	By-laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000 (12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001 (12)
Exhibit 3(vi)	Amendment to By-laws of the Company dated May 29, 2001 (13)
Exhibit 3(vii)	Articles Supplementary of the Company dated June 7, 2001
Exhibit 3(viii)	Excepted Holders Certificate dated July 30, 2002
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)

Exhibit 10.2	Amended and Restated Agreement and Plan of Merger by and among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., the Company, Horizon Group Properties, L.P. and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 (Incorporated by reference to Exhibit 10(a) to Horizon Group, Inc.'s current report on Form 8-K dated February 1, 1998 (SEC File No. 1-12424) (1)
Exhibit 10.3	Form of 1998 Stock Option Plan of the Company (1)
Exhibit 10.4	Employment Agreement between Gary J. Skoien and the Company (1)
Exhibit 10.5	Employment Agreement between David R. Tinkham and the Company (1)
Exhibit 10.6	Form of Indemnification Agreement for the Board of Directors of the Company (1)
Exhibit 10.7	Form of Registration Rights Agreement (1)
Exhibit 10.8	Form of Contribution Agreement (incorporated by reference to Appendix E to Exhibit 10.1) (1)
Exhibit 10.9	Employment Agreement between Richard Berman and the Company (3)
Exhibit 10.10	Working Capital Agreement with Prime Retail, Inc. (3)
Exhibit 10.11	Loan Agreement dated as of June 15, 1998 by and among Third Horizon Group Limited Partnership, Nebraska Crossing Factory Shops, L.L.C., and Indiana Factory Shops, L.L.C. and Nomura Asset Capital Corporation (2)
Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital Corporation (2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation (2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation (2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P. (2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C. (3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C. (3)
Exhibit 10.19	Form of Option Agreement (3)
Exhibit 10.20	Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.21	Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska (5)
Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans (5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company (6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC. (7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000 (7)
Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000 (7)
Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower (7)

Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC (7)
Exhibit 10.29	Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc. (7)
Exhibit 10.31	Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership (7)
Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC (7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company dated April 11, 2000. (7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000 (9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000 (9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000 (10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000 (10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001 (12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001 (12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg (11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc. (14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc. (14)
Exhibit 10.45	Second Amendment to Loan Agreement and Settlement Agreement dated as of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc. (14)
Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP (14)
Exhibit 10.50	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001. (15)
Exhibit 10.51	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001. (15)

Exhibit 10.52	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002. (15)
Exhibit 10.53	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001. (15)
Exhibit 10.54	Promissory Note I dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of vacant land in Norton Shores, Michigan and Fruitport Township, Michigan. (16)
Exhibit 10.55	Promissory Note II dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.56	Commercial Mortgage dated July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.57	Guaranty Agreement dated July 10, 2002 in favor of Beal Bank, S.S.B. related to the Monroe Outlet Center LLC loans. (16)
Exhibit 10.58	Second Amended and Restated Guaranty and Indemnity Agreement dated July 11, 2002 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.59	Loan Agreement dated as of July 11, 2002 by and among UBS Warburg Real Estate Investments, Inc., Laughlin Outlet Center LLC, Warrenton Outlet Center LLC and Medford Outlet Center LLC related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.60	Promissory Note dated July 11, 2002 between UBS Warburg Real Estate Investments, Inc. and Laughlin Outlet Center LLC related to the financing of the outlet center in Laughlin, Nevada. (16)
Exhibit 10.61	Deed of Trust, Assignment of Leases and Rents and Security Agreement dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the outlet center in Laughlin, Nevada. (16)
Exhibit 10.62	Guarantor Deed of Trust, Assignment of Leases and Rents, Security Agreement and Guaranty dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton Missouri outlet centers. (16)
Exhibit 10.63	Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.64	Cash Management Agreement dated as of July 11, 2002 among Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Wachovia Bank, National Association, UBS Warburg Real Estate Investments Inc., and Horizon Group Properties, L.P. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.65	Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.66	Mezzanine Loan Document dated as of July 11, 2002 by and among Laughlin Holdings LLC, Medford Holdings LLC and Warrenton Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)

Exhibit 10.67	Promissory Note dated July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center. (16)
Exhibit 10.68	Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.69	Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center. (16)
Exhibit 10.70	Guarantor Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.71	Subordinate Cash Management Agreement dated as of July 11, 2002 among Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Wachovia Bank, National Association and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 10.72	Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the mezzanine financings of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers. (16)
Exhibit 99.1	Press release issued by the Company on July 15, 2002 regarding the loans provided by Beal Bank, S.S.B. and UBS Warburg Real Estate Investments Inc. on July 11, 2002. (16)
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Gary J. Skoien, Chief Executive Officer on August 12, 2002.
Exhibit 99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David R. Tinkham, Chief Financial Officer on August 12, 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).

(2)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of June 30, 1998 (Commission file no. 0-24123).

(3)
Incorporated by reference to the Company's Form 10-Q dated as of August 14, 1998 (Commission file no. 0-24123).

(4)
Incorporated by reference to the Company's Form 10-Q dated as of May 17, 1999 (Commission file no. 0-24123).

(5)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 3, 1999 (Commission file no. 0-24123).

(6)
Incorporated by reference to the Company's Form 10-K dated as of March 6, 2000 (Commission file no. 0-24123).

(7)
Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2000 (Commission file no. 0-24123)

(8)
Incorporated by reference to the Company's Definitive Proxy Statement dated as of July 12, 2000 (Commission file no. 0-24123)

(9)
Incorporated by reference to the Company's Form 10-Q dated as of November 14, 2000 (Commission file no. 0-24123)

(10)
Incorporated by reference to the Company's Form 10-K dated as of March 23, 2001 (Commission file no. 0-24123)

(11)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 4, 2001 (Commission file no. 0-24123)

(12)
Incorporated by reference to the Company's Form 10-Q dated as of May 15, 2001 (Commission file no. 0-24123)

(13)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of May 29, 2001 (Commission file no. 0-24123)

(14)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 13, 2001 (Commission file no. 0-24123)

(15)
Incorporated by reference to the Company's Form 10-K dated as of March 28, 2002 (Commission file no. 0-24123)

(16)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 9, 2002 (Commission file no. 0-24123)

(a)
Report on Form 8-K

        A Form 8-K was filed on August 9, 2002, regarding the loans provided by Beal Bank, S.S.B. and UBS Warburg Real Estate Investments Inc. on July 11, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC. Registrant
Date: August 12, 2002	By:	/s/ GARY J. SKOIEN Gary J. Skoien, President and Chief Executive Officer
Date: August 12, 2002	By:	/s/ DAVID R. TINKHAM David R. Tinkham, Chief Accounting and Chief Financial Officer

QuickLinks

HORIZON GROUP PROPERTIES, INC. Index to Form 10-Q June 30, 2002
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Statements of Operations (unaudited)
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Statements of Operations (unaudited)
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Balance Sheets (unaudited)
HORIZON GROUP PROPERTIES, INC. Condensed Consolidated Statements of Cash Flows (unaudited)
HORIZON GROUP PROPERTIES, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
HORIZON GROUP PROPERTIES, INC. Management's Discussion and Analysis of Financial Condition and Results of Operations For the three and six months ended June 30, 2002 (unaudited)
HORIZON GROUP PROPERTIES, INC. Quantitative and Qualitative Disclosure of Market Risk (unaudited)
HORIZON GROUP PROPERTIES, INC. Part II—Other Information
  Item 1. Legal Proceedings— None
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits or Reports on Form 8-K
SIGNATURES