Form 10-Q
period 2002-09-30
HORIZON GROUP PROPERTIES INC
filed 2002-11-14
CIK 1060744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

        Number of common shares outstanding at November 11, 2002        2,870,194

HORIZON GROUP PROPERTIES, INC.
Index to Form 10-Q
September 30, 2002

Part I—Financial Information

Item 1. Financial Statements

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30, 2002	Three months ended September 30, 2001
	(thousands, except per share data)
REVENUE
Base rent	$4,343	$4,336
Percentage rent	34	61
Expense recoveries	868	921
Other	84	340

Total revenue	5,329	5,658

EXPENSES
Property operating	1,614	1,454
Real estate taxes	535	687
Land leases and other	224	451
Depreciation and amortization	1,295	1,623
General and administrative	792	771
Provision for impairment	—	18,000
Interest	3,077	2,603

Total expenses	7,537	25,589

Loss before gain on sale of real estate and minority interests	(2,208)	(19,931)
Gain on sale of real estate	22	42

Loss before minority interests	(2,186)	(19,889)
Minority interests	324	2,950

Net loss	$(1,862)	$(16,939)

Per common share—basic and diluted:
Net loss	$(0.65)	$(5.90)

Weighted average common shares outstanding
Basic	2,870	2,870

Diluted	3,386	3,381

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(thousands, except per share data)
REVENUE
Base rent	$12,593	$13,664
Percentage rent	130	171
Expense recoveries	2,610	2,966
Other	496	709

Total revenue	15,829	17,510

EXPENSES
Property operating	4,664	4,528
Real estate taxes	1,796	2,047
Land leases and other	650	1,140
Depreciation and amortization	3,889	4,566
General and administrative	2,119	2,629
Provision for impairment	—	18,000
Interest	9,111	7,132

Total expenses	22,229	40,042

Loss before net gain on sale of real estate and minority interests	(6,400)	(22,532)
Net gain on sale of real estate	176	949

Loss before minority interests	(6,224)	(21,583)
Minority interests	923	3,214

Net loss	$(5,301)	$(18,369)

Per common share—basic and diluted:
Net loss	$(1.85)	$(6.40)

Weighted average common shares outstanding
Basic	2,870	2,870

Diluted	3,382	3,381

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2002	December 31, 2001
	(thousands)
ASSETS
Real estate—at cost:
Land	$10,876	$8,376
Buildings and improvements	120,466	120,548
Less accumulated depreciation	(19,817)	(16,610)

Total net real estate	111,525	112,314
Cash and cash equivalents	960	1,096
Restricted cash	4,041	3,506
Tenant accounts receivable	1,437	1,661
Real estate held for sale	1,279	1,725
Deferred costs (net of accumulated amortization of $1,416 and $1,341, respectively)	3,298	2,535
Other assets	1,291	1,546

Total assets	$123,831	$124,383

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgages and other debt	$104,515	$103,135
Accrued interest	6,916	2,169
Accounts payable and other accrued expenses	2,889	3,301
Prepaid rents and other tenant liabilities	1,188	1,310
Other liabilities	730	769

Total liabilities	116,238	110,684
Minority interests	1,247	2,067
Shareholders' equity:
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	34,463	34,448
Accumulated deficit	(28,146)	(22,845)

Total shareholders' equity	6,346	11,632

Total liabilities and shareholders' equity	$123,831	$124,383

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30, 2002	September 30, 2001
	(thousands)
Cash flows from operating activities:
Net loss	$(5,301)	$(18,369)
Net gain on sale of real estate	(176)	(949)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Minority interests in net loss	(923)	(3,214)
Depreciation	3,456	4,038
Amortization, including deferred financing costs	1,104	733
Provision for impairment	—	18,000
HGP partnership unit grants	120	—
Changes in assets and liabilities:
Restricted cash	(535)	567
Tenant accounts receivable	224	32
Deferred costs and other assets	(138)	(1,057)
Accounts payable and accrued expenses	4,333	(1,092)
Other liabilities	(39)	(42)
Prepaid rents and other tenant liabilities	(122)	29

Net cash provided by/(used in) operating activities	2,003	(1,324)

Cash flows from investing activities:
Acquisition of land	(2,500)	—
Expenditures for buildings and improvements	(180)	(4,107)
Net proceeds from sale of real estate	635	4,177

Net cash provided by/(used in) investing activities	(2,045)	70

Cash flows from financing activities:
Debt issue costs	(1,474)	—
Principal payments on mortgages and other debt	(33,120)	(56,399)
Proceeds from borrowings	34,500	56,165

Net cash provided by/(used in) financing activities	(94)	(234)

Net decrease in cash and cash equivalents	(136)	(1,488)
Cash and cash equivalents:
Beginning of period	1,096	2,866

End of period	$960	$1,378

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES,INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1—Formation of the Company

        Horizon Group Properties, Inc. ("HGPI" or, together with its subsidiaries "HGP" or the "Company") is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of September 30, 2002, HGP's portfolio consisted of 11 factory outlet centers and one power center located in 9 states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

        The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP") of which the Company is the sole general partner. As of September 30, 2002, HGP owned approximately 83.8% of the partnership interests (the "Common Units") of HGP LP. Common Units are exchangeable for shares of Common Stock on a one-for-one basis (or for an equivalent cash amount at the Company's election).

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

        Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be achieved in future periods.

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

        Amounts included under buildings and improvements on the condensed consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives, which are:pqs

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

        Depreciation and amortization expense includes charges for unamortized capitalized costs related to unscheduled tenant move-outs totaling $21,000 and $225,000 for the three months ended September 30, 2002 and 2001, respectively, and $114,000 and $327,500 for the nine months ended September 30, 2002 and 2001, respectively.

Cash Equivalents

        The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash consists of amounts deposited in accounts with the Company's primary lenders and at September 30, 2002 included $474,000 in capital improvement and tenant allowance reserves, $550,000 in real estate tax and insurance escrows, and approximately $3.0 million for debt service and operating expenses, including $2.3 million of cash flow remitted as debt service on the JP Morgan Loans after October 12, 2001 (See Note 5).

Tenant Accounts Receivable

        Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility. These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Real Estate Held for Sale

        Periodically in the course of reviewing the performance of its portfolio, management may determine that certain properties no longer meet the parameters set forth for its properties, or are ancillary to the Company's focus, and accordingly, such properties will be classified as held for sale. In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", assets held for sale are valued at the lower of carrying value or fair value less costs to dispose. The Company owns parcels of land near several of its properties, which it reviews periodically in comparison with its business plan. As of September 30, 2002, portions of this land were classified as held for sale and two parcels were sold during the nine months ended September 30, 2002.

Deferred Costs

        Deferred leasing costs consist of fees and direct internal costs incurred to initiate and renew operating leases and are amortized on the straight-line method over the initial lease term or renewal period. Deferred financing costs are amortized as interest expense over the life of the related debt. Fully amortized deferred financing costs of $834,000 and $267,000 were written-off during the three months ended September 30, 2002 and 2001, respectively, and $834,000 and $267,000 during the nine months ended September 30, 2002 and 2001, respectively.

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

Minority Interests

        Minority interests represent the interests of unitholders of HGP LP, other than the Company in the net earnings and net equity of HGP LP. The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time. The unitholder minority interest in HGP was approximately 16.2% at September 30, 2002. During the nine months ended September 30, 2002, no units were converted into shares of Common Stock. In September 2002, 43,695 units of HGP LP were granted to key employees as follows: Gary Skoien, President and Chief Executive Officer—13,682 units, David Tinkham, Chief Financial Officer—9,730 units, Thomas Rumptz, Sevior Vice President of Operations, Acquisitions and Dispositions—6,716 units, Andrew Pelmoter, Senior Vice President of Leasing—6,486 units, Terri Springstead, Vice President, Controller—4,730 units, Robert Torz, Vice President of Finance—1,351 units and Regina Slechta, Senior Vice President of Marketing—1,000 units. The fair value of these unit grants approximates $120,000 and is expensed in the line item entitled "General and Administrative" in the Statements of Operations for the three and nine months ended September 30, 2002. These units cannot be converted to shares of Common Stock for one year.

Revenue Recognition

        Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases. As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $816,000 and $830,000 as of September 30, 2002 and December 31, 2001, respectively, which is expected to be collected over the remaining lives of the leases. Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent. Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents. Percentage rents are accrued on the basis of reported tenant sales only after the sales exceed the thresholds above which such rent is due. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(in thousands, except per share information)
Numerator:
Net loss—basic	$(1,862)	$(16,939)	$(5,301)	$(18,369)
Minority interests of unitholders	(324)	(2,950)	(923)	(3,214)

Net loss—diluted	$(2,186)	$(19,889)	$(6,224)	$(21,583)

Denominator:
Weighted average shares outstanding—basic	2,870	2,870	2,870	2,870
Effect of dilutive securities:
Converting units to shares	516	511	512	511

Weighted average shares outstanding—diluted	3,386	3,381	3,382	3,381

Net loss per share—basic and diluted	$(0.65)	$(5.90)	$(1.85)	$(6.40)

        Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effect was anti-dilutive.

Note 4—Long Term Stock Incentive Plan

        The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the "HGP Stock Plan") to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards. The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at September 30, 2002.

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

        The UBS loans consist of senior loans with a total initial principal balance of $22.0 million (the "UBS Senior Loans") and mezzanine loans with a total initial principal balance of $3.5 million (the "UBS Mezzanine Loans", or collectively, the "UBS Loans"). The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center. The centers which secure the UBS Loans are in Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company. These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables. The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions. The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

        The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%. The outstanding balances of these loans totaled $22.0 million at September 30, 2002. These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See Note 2). Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

        The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004. These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%. The outstanding balances of these loans totaled $3.4 million at September 30, 2002.

        The Beal Bank loans total $7.0 million (the "Beal Bank Loans") and consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the "Beal Bank Loan I"), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the "Beal Bank Loan II"). These loans are cross-collateralized and are recourse to the Company. The Beal Bank Loans mature July 10, 2005. Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004. Approximately $450,000 of the proceeds were used to pay in full a land contract related to land in Fruitport Township which is a portion of the collateral for Beal Bank Loan I.

        The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

        The Beal Bank Loan II is guaranteed by Prime Retail, Inc. up to a maximum amount of $4,000,000 (the "Prime-Beal Guaranty"). The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is reduced to $5,000,000. The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect. Prime had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the "Prime Guarantee"). In connection with the Prime Guarantee, HGP paid Prime a fee of $400,000 per annum from June 15, 1998 through June 15, 2001. In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee. From June 15, 2001 through June 15, 2002, the Company paid Prime an annual fee of $150,000. Pursuant to the Prime Guaranty, Prime is also the guarantor of the indebtedness related to the Company's corporate office building, which had a balance of $2.3 million as of September 30, 2002 (see Other Borrowings below).

        Prior to Initial Maturity Date, the HGP Credit Facility bore interest at the 30-day LIBOR rate plus 1.90% per annum and required annual principal payments of $1.5 million, $1.5 million and $2.0 million during the first, second and third years, respectively. From July 1999 to the Initial Maturity Date, exit fees which totaled $1.2 million were recognized as a component of interest expense. Subsequent to the Initial Maturity Date, the HGP Credit Facility bore interest at the 30-day LIBOR rate (but not less than 4.1%) plus 3.95% per annum and required monthly principal payments of $225,000. An extension fee of 2% of the loan amount was incurred in conjunction with the extension of the loan which was recognized as a component of interest expense over the extension period. The balance of the HGP Credit Facility was $32.1 million at December 31, 2001.

        On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank. The outstanding balance of this loan was $3.4 million at September 30, 2002. The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

        On July 31, 2001 the Company completed a $16.0 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. ("Greenwich"). The outstanding balance of this loan was $15.9 million at September 30, 2002. The non-recourse loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.

JP Morgan Loans

        On July 9, 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York ("the JP Morgan Loans"). The JP Morgan Loans consist of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The total outstanding principal balance of these loans (excluding accrued interest and penalties) was $45.5 million at September 30, 2002 and December 31, 2001. In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule. Both loans are non-recourse to HGPI, subject to certain customary exceptions. The Company has established certain escrow accounts in connection with this loan that are classified on the balance sheet of the Company as restricted cash (see Note 2). The escrow accounts related to the JP Morgan Loans have a balance of $2.7 million at September 30, 2002.

        On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans. The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan agreements) is 13.46%. In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full. The default interest and monthly penalty have been accrued in the consolidated financial statements since October 2001. Interest expense for the three and nine months ended September 30, 2002 includes $638,000 and $1.9 million, respectively, for these charges. The Company and the servicers of the JP Morgan Loans are currently attempting to negotiate a restructuring of the loans, but the Company can give no assurance that such negotiations will result in any modification of the terms of the loans.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $331,000 at September 30, 2002. In addition, $2.3 million of cash flow remitted as debt service after October 12, 2001 has been placed in special purpose escrow accounts by the loan servicers. These escrow accounts are classified on the balance sheet as restricted cash (see Note 2). The Company continues to manage the properties which secure the JP Morgan Loans pursuant to a management agreement which is subject to cancellation by the servicers of the loans. The Company receives fees of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties. The Company has estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers. Accordingly, the results of operations for the three and nine months ended September 30, 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair values. The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans approximates $37.8 million at September 30, 2002. Such value is less than the current outstanding loan balances which total $45.5 million, excluding accrued interest and penalties. If the lender were to foreclose on the collateral properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities. The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties. Future events could occur which would cause the Company to conclude that the carrying values of the Company's properties may need to be further adjusted.

Other Borrowings

        On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code. The purchase price of $3.35 million included the assumption of a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of

8.77% and requires the monthly payment of principal computed on a 25 year schedule. The loan is non-recourse to HGPI. The balance of the Petsmart Loan was $3.2 million at September 30, 2002 and at December 31, 2001. On October 24, 2002 the Company signed a letter of intent to sell the entity which owns this property for $3.8 million, including the assumption of the Petsmart Loan (See Note 9).

        The Company has a mortgage loan collateralized by it's corporate office building and related equipment in Norton Shores, Michigan which matures in December 2002. The principal balance on this loan was $2.3 million at September 30, 2002 and $2.4 million at December 31, 2001. This loan bears interest rate at LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The effective rate was 4.4% and 7.4% at September 30, 2002 and December 31, 2001, respectively. The Company is currently seeking to refinance this loan. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

        A parcel of approximately 25 acres of undeveloped land in Norton Shores, Michigan was subject to a land contract with a balance of $452,000 as of June 30, 2002 and $457,000 at December 31, 2001, respectively. The contract was paid in full on July 11, 2002 and the Company acquired title to the land (see discussion of Beal Bank Loans above). The interest rate on the contract was 8.5% and monthly debt service payments were $4,200.

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

Note 6—Related Party Transactions

        The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs. E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini. During the nine months ended September 30, 2002 and 2001, the Company paid premiums totaling approximately $929,000 and $518,000, respectively, on insurance policies placed by Thilman & Filippini.

Note 7—Segment Information

        During the nine months ended September 30, 2002 and September 30, 2001, the Company operated twelve shopping centers located in nine states and thirteen shopping centers located in ten states, respectively. The Company separately evaluates the performance of each of its centers. However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment. The Company evaluates performance and allocates resources primarily based on the Funds From Operations ("FFO") expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States ("GAAP")) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to net income computed under accounting principles generally accepted in the United States. A reconciliation of loss before minority interests to diluted FFO is as follows:

	Nine months ended
	September 30, 2002	September 30, 2001
Loss before minority interests	$(6,224)	$(21,583)
Adjustments for depreciation and amortization	3,863	4,471
Provision for impairment	—	18,000

FFO	$(2,361)	$888

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

        On May 17, 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan. The sales price was approximately $1.7 million and the assumption by the purchaser of approximately $100,000 in special assessments. A portion of the land was subject to a land contract totaling $125,000, which was paid off at the time of sale. The sale resulted in a gain of $913,000, which is included in the Statement of Operations.

        In July 2001, the Company sold one acre of land ancillary to its center in Holland, Michigan, for $50,000. The Company recognized a gain of $42,000 on the sale.

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

        In September 2002, the Company sold excess office furniture to a tenant at the Michigan corporate office for $37,000 resulting in a gain of $22,000.

Note 9—Subsequent Events

        On October 24, 2002, the Company signed a letter of intent to sell its ownership of an affiliate which owns property in Roseville, Michigan that is triple net leased to Petsmart, Inc. The monthly rent from the lease is equal to the monthly debt service due on the Petsmart Loan (see Note 5). The sale is expected to close prior to December 31, 2002 at a price of approximately $3.8 million, including the assumption of the Petsmart Loan, which had a balance of $3.2 million at September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

HORIZON GROUP PROPERTIES, INC.
For the three and nine months ended September 30, 2002
(unaudited)

Introduction

        The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. ("HGPI", or together with its subsidiaries "HGP" or the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company's operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. ("HGP LP"). The Company is the sole general partner of HGP LP and, as of September 30, 2002, owned approximately 83.8% of the HGP LP partnership interests ("Common Units"). Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis (or for an equivalent cash amount at the Company's election). The Company controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

General Overview

        The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation ("Horizon") with and into

Prime Retail, Inc., a Maryland corporation ("Prime") which was consummated on June 15, 1998 ("the Merger"). As of September 30, 2002, HGP's portfolio consisted of 11 factory outlet centers and one power center located in 9 states comprising an aggregate of approximately 2.6 million square feet of gross leasable area ("GLA"). Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the "Contribution Agreement") and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

        The company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 (the "JP Morgan Loans"). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The first group consists of factory outlet centers in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California; the second group consists of factory outlet centers in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan. The loans are non-recourse to HGPI, subject to certain customary exceptions. The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans. Interest expense since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes. The results of operations of the Company reflect the revenues and expenses, including accrued interest and penalties, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company. The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of the escrow balances to delinquent payments and foreclosure on the properties which collateralize the loan.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

        The net loss before minority interests decreased $17.7 million for the three months ended September 30, 2002 compared to the same period in the prior year. The main components of this change were a charge for asset impairment in 2001 partially offset by an increase in interest expense.

        Total revenues decreased $329,000 in the three months ended September 30, 2002, compared to the same period in the prior year. The primary factors were lower expense recovery revenue due to a decline in the percentage of tenants subject to those charges and income recognized in 2001 from the early termination of a lease. There was no similar lease termination in the current quarter. Average occupancy for the six properties subject to the JP Morgan Loans decreased 3.4% to 66.6% in the current quarter from 70.0% in the same quarter a year earlier. Total revenue for those properties decreased $300,000 to $1.5 million in the current quarter from $1.8 million in the same quarter a year earlier. For the Company's six other shopping centers, average occupancy decreased 0.2% to 83.8% in the current quarter from 84.0% in the same quarter a year earlier. Total revenue for those six properties increased $200,000 to $3.9 million in the current quarter from $3.7 million in the same quarter a year earlier.

        Property operating expense increased $160,000 in the three months ended September 30, 2002 compared to the same period in the prior year. The primary factor was an increase in insurance premiums in the new policy year including the addition of terrorism coverage required by some of the Company's lenders.

        Real estate tax expense decreased $152,000 in the three months ended September 30, 2002 compared to the same period in the prior year mainly due to a refund received in the current quarter of a portion of the 2000 and 2001 taxes at the outlet center in Gretna, Nebraska.

        The decrease in land leases and other expense of $227,000 in the current quarter compared to the same period in the prior year reflects a decrease in bad debt expense and the Company's acquisition of the land under its center in Laughlin, Nevada as of February 2002. The Company had previously leased this land (See Note 5 to the Condensed Consolidated Financial Statements).

        Depreciation and amortization expense decreased $328,000 for the three months ended September 30, 2002 compared to the same period in the prior year. This decrease primarily resulted from the reductions in the carrying values from impairment of four of the properties subject to the JP Morgan Loans which were recorded at the end of the third quarter of 2001 and a reduction in charges of unamortized capitalized costs related to unscheduled tenant move-outs to $21,000 in the current quarter from $225,000 in the same quarter a year earlier.

        Impairment charges totaling $18.0 million were recorded during the three months ended September 30, 2001 to adjust the carrying value of four of the properties subject to the JP Morgan Loans to their current fair market values (See Note 5 to the Condensed Consolidated Financial Statements). No similar charges were recorded in the three months ended September 30, 2002.

        Interest expense increased $474,000 for the three months ended September 30, 2002 compared to the same period in the prior year. The primary factor was the accrual of default interest and late fees totaling $638,000 related to the JP Morgan Loans which are currently in default (See Note 5 to the Condensed Consolidated Financial Statements). The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions. Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service. Partially offsetting this increase was the recognition in the prior year of penalty interest and late fees totaling $291,000 related to the extension of the maturity date of the HGP Credit Facility.

        In July 2001, the Company sold land ancillary to its center in Holland, Michigan, and recognized a gain of $42,000. In September 2002, the Company sold excess office furniture to a tenant at its corporate office building in Michigan for $37,000 resulting in a gain of $22,000. The gains and losses from these transactions are reflected in the Condensed Consolidated Statements of Operations of the Company.

        Average occupancy for the Company's total portfolio for the three months ended September 30, 2002 was 76.4% compared to 78.0% for the three months ended September 30, 2001. Occupancy of the Company's total portfolio at September 30, 2002 and 2001 was 76.0% and 76.5%, respectively.

Comparison of the Nine Months ended September 30, 2002 to the Nine Months Ended September 30, 2001

        The net loss before minority interests decreased $15.4 million for the nine months ended September 30, 2002 compared to the same period in the prior year. The main components of the change were a charge for asset impairment in 2001 partially offset by lower rents and increased interest expense in 2002 due to the default interest and late payment penalties accrued on the JP Morgan Loans.

        Total revenue decreased $1.7 million in the nine months ended September 30, 2002, compared to the same period in the prior year. The primary factors were a decrease in base rents due to declines in occupancy and reductions in rental rates for several tenants and lower expense recoveries due to declines in the percentage of tenants subject to those charges and lower expenses subject to recovery. Average occupancy for the six properties subject to the JP Morgan Loans was 66.2% and 70.6% for the nine month periods ended September 30, 2002 and 2001, respectively. Total revenues for those properties was $4.4 million and $5.4 million for the nine month periods ended September 30, 2002 and 2001, respectively. Average occupancy for the Company's other six properties (excluding Dry Ridge, Kentucky which was sold in January 2001) was 83.1% and 85.0% for the nine month periods ending September 30, 2002 and 2001, respectively. Total revenue for those properties was $11.3 million and $11.8 million for the nine month periods ended September 30, 2002 and 2001, respectively.

        Property operating expense increased $136,000 in the nine months ended September 30, 2002 compared to the same period in the prior year. The primary factor was an increase in insurance premiums in the new policy year including the addition of terrorism coverage required by some of the Company's lenders.

        Real estate tax expense decreased $251,000 in the nine months ended September 30, 2002 compared to the same period in the prior year mainly due to a refund received in 2002 of a portion of the 2000 and 2001 taxes at the outlet center in Gretna, Nebraska and assessed value reductions at five other shopping centers.

        The decrease in Land Lease and Other expenses of $490,000 for the nine months ended September 30, 2002 compared to the same period in the prior year reflects a decrease in bad debt expense in the current year and the Company's acquisition of the land under its center in Laughlin, Nevada as of February 2002. The Company had previously leased this land (See Note 5 to the Condensed Consolidated Financial Statements). These decreases were partially offset by an increase in marketing landlord contributions in 2002.

        Depreciation and amortization expense decreased $677,000 in the nine months ended September 30, 2002, compared to the same period in the prior year. This decrease primarily resulted from the reductions in the carrying values from impairment of four of the properties subject to the JP Morgan Loans which were recorded at the end of the third quarter of 2001. Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 include charges totaling $114,000 and $327,500, respectively, for unamortized capitalized costs related to unscheduled tenant move-outs.

        General and administrative expense decreased $510,000 in the nine months ended September 30, 2002 compared to the same period in the prior year mainly as a result of legal fees associated with a proxy dispute between the Company and certain shareholders incurred in 2001.

        Impairment charges totaling $18.0 million were recorded during the nine months ended September 30, 2001 to adjust the carrying value of four of the properties subject to the JP Morgan Loans to their current fair market values (See Note 5 to the Condensed Consolidated Financial Statements). No similar charges were recorded in the nine months ended September 30, 2002.

        The increase in interest expense of $2.0 million in the nine months ended September 30, 2002 compared to the same period in the prior year was primarily the result of default interest and late fees totaling $1.9 million related to the JP Morgan Loan default (See Note 5 to the Condensed Consolidated Financial Statements). The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions. Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

        In the first quarter of 2001, the Company sold the outlet center in Dry Ridge, Kentucky and recognized a loss of $6,000 and sold 18.8 acres of vacant land in Norton Shores, Michigan and recognized a gain of $913,000. In July 2001, the Company sold land ancillary to its center in Holland, Michigan and recognized a gain of $42,000. In January 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri and recognized a loss of $1,000. In February 2002, the Company sold a parcel of land adjacent to its center in Norton Shores, Michigan and recognized a gain of $156,000. In September 2002, the Company sold excess office furniture to a tenant at the Michigan corporate office and recognized a gain of $22,000. The gains and losses from these transactions are reflected in the Condensed Consolidated Statements of Operations of the Company.

Liquidity and Capital Resources

        On July 11, 2002, the Company repaid in full the HGP Credit Facility (see Note 5 to the Condensed Consolidated Financial Statements) with the proceeds of loans originated by UBS Warburg Real Estate Investments Inc. ("UBS") and Beal Bank, S.S.B. ("Beal Bank").

        The UBS loans consist of senior loans with a total initial principal balance of $22.0 million (the "UBS Senior Loans") and mezzanine loans with a total initial principal balance of $3.5 million (the "UBS Mezzanine Loans", or collectively, the "UBS Loans"). The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center. The centers which secure the UBS Loans are in Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company. These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables. The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions. The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

        The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%. These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See Note 2 to the Condensed Consolidated Financial Statements). Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

        The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after two years. These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.

        The Beal Bank loans total $7.0 million (the "Beal Bank Loans") and consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the "Beal Bank Loan I"), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the "Beal Bank Loan II"). These loans are cross-collateralized and are recourse to the Company. The Beal Bank Loans mature July 10, 2005. Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004. Approximately $450,000 of the proceeds were used to pay in full a land contract related to land in Fruitport Township which is included in the collateral for Beal Bank Loan I.

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

        Initial monthly debt service on the UBS Loans equals $297,000, of which approximately $200,000 is interest expense. Monthly interest payments on the Beal Bank Loans total $63,000. Debt service on the HGP Credit Facility for the most recent month prior to the extinguishment was $440,000, of which $215,000 was interest expense

        The Company currently is in default with respect to the obligations of two loans originated by JP Morgan in July 1999 with an aggregate principal balance of $45.5 million at September 30, 2002 (excluding accrued interest and penalties). The defaults are the result of the Company's failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001. Each loan is secured by a group of three properties. The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 5 to the Condensed Consolidated Financial Statements).

        The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans. The Company and the servicers of the JP Morgan Loans are currently attempting to negotiate a restructuring of the loans, but the Company can give no assurance that such negotiations will result in any modification of the terms of the loans.

        The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $331,000 at September 30, 2002. In addition, $2.3 million of monthly available cash flow remitted as debt service has been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan. The Company continues to manage the properties pursuant to a management agreement which is subject to cancellation by the servicers of the loans. The Company receives fees of approximately $25,000 per month for such services.

        The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indication of possible impairment in the value of the properties which secure the loans. In the third quarter of 2001, the Company estimated the current value of the six centers which secure the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers. Accordingly, the results of operations for the three and nine months ended September 30, 2001, include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value. The aggregate carrying value of the real estate of the properties collateralizing the JP Morgan Loans approximates $37.8 million at September 30, 2002. This value is less than the current outstanding loan balances totaling $45.5 million, excluding accrued interest and penalties. If the lender were to foreclose on the collateral properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties. The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties. Future events could occur which would cause the Company to conclude that the carrying values of the Company's properties may need to be further adjusted.

        The mortgage loan secured by the Company's outlet center in Holland, Michigan was made by Republic Bank. The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%. The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility. This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $57,000 at September 30, 2002. The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan. In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

        The mortgage loan secured by the Company's power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. ("Greenwich"). The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%. The loan is non-recourse to HGPI (subject to limited customary exceptions). In connection with the Greenwich loan, Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company. Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables. All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions. These accounts had a total balance of $426,000 at September 30, 2002. Funds in excess of certain amounts specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.

        The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan which matures in December 2002. The principal balance on this loan was $2.3 million at September 30, 2002. This loan bears interest at LIBOR plus 2.50% per annum, and requires monthly debt service payments of $22,500. The Company is currently seeking to refinance this loan. There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

        The Company owns a property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and is subject to a $3.2 million mortgage. The rent payable under the lease is equal to the debt service due under the loan secured by the property (the "Petsmart Loan"). The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule. The loan is non-recourse to HGPI. On October 24, 2002 the Company signed a letter of intent to sell the entity which owns this property for $3.8 million, including the assumption of the Petsmart Loan (See Note 9 to the Condensed Consolidated Financial Statements).

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

        Pursuant to the terms of the UBS Loans, Greenwich loan and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers. At September 30, 2002, there was approximately $474,000 deposited in escrows with the loan servicers, which the Company believes is sufficient to fund its ongoing capital requirements. Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

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

Item 3.    Quantitative and Qualitative Disclosure of Market Risk (unaudited)

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

Item 4.    Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-4(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

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

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits or Reports on Form 8-K

(a)
Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the "Company") (8)
Exhibit 3(ii)	By-laws of the Company (1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999 (4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000 (12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001 (12)
Exhibit 3(vi)	Amendment to By-laws of the Company dated May 29, 2001 (13)
Exhibit 3 (vii)	Articles Supplementary of the Company dated June 7, 2001 (17)
Exhibit 3 (viii)	Excepted Holders Certificate dated July 30, 2002 (17)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company (1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285) (1)
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
Exhibit 10.73	Form of Horizon Group Properties, L.P. Common Unit Award Agreement.

Exhibit 10.74	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated August 21, 2002
Exhibit 99.1	Press release issued by the Company on July 15, 2002 regarding the loans provided by Beal Bank, S.S.B. and UBS Warburg Real Estate Investments Inc. on July 11, 2002 (16)
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Gary J. Skoien, Chief Executive Officer on November 12, 2002.
Exhibit 99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David R. Tinkham, Chief Financial Officer on November 12, 2002.

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

(15)
Incorporated by reference to the Company's Form 10-K dated as of March 28, 2002 (Commission file no. 0-24123)

(16)
Incorporated by reference to the Company's Current Report on Form 8-K dated as of August 9, 2002 (Commission file no. 0-24123)

(17)
Incorporated by reference to the Company's Form 10-Q dated as of August 14, 2002 (Commission file no. 0-24123)

(b)
Reports on Form 8-K

A Form 8-K was filed on August 9, 2002, regarding the loans provided by Beal Bank, S.S.B. and UBS Warburg Real Estate Investments Inc. on July 11, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC. Registrant
Date: November 12, 2002	By:	/s/ GARY J. SKOIEN Gary J. Skoien, President and Chief Executive Officer
Date: November 12, 2002	By:	/s/ DAVID R. TINKHAM David R. Tinkham, Chief Accounting and Chief Financial Officer

CERTIFICATION

I, Gary J. Skoien, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Horizon Group Properties, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

        4.    The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ GARY J. SKOIEN Gary J. Skoien Chief Executive Officer

CERTIFICATION

I, David R. Tinkham, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Horizon Group Properties, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

        4.    The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ DAVID R. TINKHAM David R. Tinkham Chief Financial Officer

QuickLinks

Part I—Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure of Market Risk (unaudited)
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1. Legal Proceedings —None
  Item 2. Changes in Securities— None
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders— None
  Item 5. Other Information— None
  Item 6. Exhibits or Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION