Form 10-K
period 2002-12-31
HORIZON GROUP PROPERTIES INC
filed 2003-03-31
CIK 1060744

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-24123

HORIZON GROUP PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	38-3407933
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

77 West Wacker Drive, Suite 4200 Chicago, IL 60601	(312) 917-8870
(Address of principal executive offices)	(Registrant’s telephone number) including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒    No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes     ☐    No     ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $7,835,630 based on the closing sale price of $2.73 per share as reported on the NASDAQ on February 21, 2003.

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of February 21, 2003 was 2,870,194.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:  None

HORIZON GROUP PROPERTIES, INC.

Form 10-K

December 31, 2002

HORIZON GROUP PROPERTIES, INC.
FORM 10-K, ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1 - BUSINESS

Horizon Group Properties, Inc. (“HGPI” or, together with its subsidiaries “HGP” or the “Company”) is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime” or “Prime Retail”) which was consummated on June 15, 1998 (the “Merger”).

HGP’s initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states.  Twelve of the initial factory outlet centers and the power center (the “Predecessor Properties”) were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”).  Two factory outlet centers (the “Prime Transferred Properties”) were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.  As of December 31, 2002, HGP’s operating portfolio consisted of 11 factory outlet centers located in nine states.  The Company also owns one shopping center which is classified as discontinued operations at December 31, 2002.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”), of which the HGPI is the sole general partner.  As of December 31, 2002, HGPI owned approximately 79.6% of the partnership interests (the “Common Units”) of HGP LP.  In general, Common Units are exchangeable for shares of Common Stock on a one-for-one basis (or for an equivalent cash amount at the Company’s election).

Six of the Company’s properties collateralize two pools of loans which are currently in default.  The Company recorded an impairment charge of $18.0 million during 2001 and an additional impairment charge of $17.0 million in 2002 related to four of these properties and a parcel of land adjacent to one of the properties.  The Company continues to manage the properties pursuant to management agreements entered into in conjunction with the origination of the loans and has been negotiating the restructuring of the loans.  There can be no assurance that these negotiations will result in a restructuring of the loans.  The loans are non-recourse to HGPI, subject to certain customary exceptions including fraud, willful misconduct or intentional material misrepresentation; the filing of bankruptcy by a borrower; violation of the single purpose entity provisions of the loan documents; the misappropriation of rents, insurance proceeds or condemnation awards; any act of actual waste or arson; or a transfer of any of the properties securing the loans without lender approval.

The Company sold a vacant outlet center in New Mexico in December 1999 and an outlet center in Kentucky in January 2001.

On December 27, 2002, HGPI sold 145,349 units of Horizon Group Properties, LP to Howard Amster, a Director of HGPI, for aggregate consideration of $750,000, or $5.16 per unit.  HGPI may consider additional sales of units in Horizon Group Properties, LP to Mr. Amster or others in the future.

The Company is actively marketing the following assets for sale:  Lakeshore Marketplace in Norton Shores, Michigan; the single tenant building in Roseville, Michigan leased to Petsmart, Inc., and seven parcels of vacant land totaling approximately 100 acres in Norton Shores, Michigan, Fruitport Township, Michigan, Daleville, Indiana, Gretna, Nebraska, Tulare, California and Medford, Minnesota.  These assets are listed on the consolidated balance sheets as Real Estate - Discontinued Operations.  The net proceeds from the sale of these assets would be available for general corporate purposes, subject to certain restrictions and repayment obligations contained in the mortgage loans to which they are subject.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate - Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported results of operations or funds from operations.

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

In 2000, the Company amended its Charter to impose a limit on share ownership with respect to any shareholder of no more than 4.9% of the value of all classes of the Company’s outstanding shares.  This limitation is intended to prevent the application of the limitations on the utilization of the Company’s net operating losses for federal income tax purposes.  The revisions to the Charter allow the Board of Directors to set a higher share ownership limit with respect to specific shareholders, provided such higher limit would not jeopardize the Company’s status as a REIT within the meaning of the Code.  Additionally, shareholders which owned more than 4.9% of the Company’s outstanding shares as of the effective date of the amendments are not subject to the 4.9% ownership limit, but are subject to the ownership limit of 9.9% of the value of the Company’s outstanding shares as provided in the Charter prior to its amendment.

In July 2002, the Company established an exception to its share ownership limits which permits Howard M. Amster to own a maximum of 29.9% of the Company’s outstanding shares.  All other individual shareholders of the Company are limited to an ownership level of 4.9% of the Company’s outstanding shares.  Mr. Amster is a member of the Company’s Board of Directors.

Environmental Matters

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on their property.  Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances.  The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral.  In connection with its ownership and operation of the properties, the Company may be potentially liable for the costs of removal or remediation of hazardous substances.  No environmental matters are known to affect the properties owned by the Company at December 31, 2002.

Employees

As of December 31, 2002, the Company had 129 employees.  The Company believes that its relations with its employees are satisfactory.

ITEM 2 - PROPERTIES

The following table and accompanying notes set forth information concerning each property in which the Company owns an equity interest as of December 31, 2002.  See Schedule III in Item 8 for additional information.

Portfolio of  Shopping Center Properties

December 31, 2002

Name and Location of Center(2)(3)	Initial Construction	GLA (sq. ft)	Percentage Leased(1)

Holland Outlet Center in Holland, Michigan	September 1988	193,775	69.8%

Horizon Outlet Center-Laughlin in Laughlin, Nevada	July 1996	256,799	92.2%

Horizon Outlet Center-Monroe in Monroe, Michigan	November 1987	225,121	66.1%

Horizon Outlet Center-Traverse City in Traverse City, Michigan	October 1990	153,975	89.8%

Horizon Outlet Center-Tulare in Tulare, California	November 1995	138,647	84.5%

Indiana Factory Shops in Daleville, Indiana	November 1994	233,605	38.6%

Lakeshore Marketplace in Norton Shores, Michigan (Power Center)(4)	October 1995	357,128	94.7%

Medford Outlet Center in Medford, Minnesota	June 1991	223,960	91.5%

Nebraska Crossing Factory Stores in Gretna, Nebraska	October 1993	191,500	65.0%

Sealy Outlet Center in Sealy, Texas	August 1995	191,587	58.3%

The Factory Shops in Georgian Place in Somerset, Pennsylvania	April 1990	189,532	57.9%

Warrenton Outlet Center in Warrenton, Missouri	September 1993	199,963	95.0%

Total Centers		2,555,592	76.1%

Notes:

(1)          Reflects area leased as of December 31, 2002 as a percentage of total gross leasable area (“GLA”).  Includes only leases with terms which have commenced on or before 12/31/02 and which have total terms of or for which tenants have been in occupancy for 12 months or longer.

(2)        In the opinion of management, all of the properties described above are adequately covered by insurance.

(3)        Excludes the Roseville, Michigan property which is leased to Petsmart, Inc. and 22,869 square feet of the Company’s corporate office building which is held for rent.

(4)        Lakeshore Marketplace is classified as discontinued operations at December 31, 2002 on the Company’s balance sheet.

Lease Information

In general, the leases have initial terms of one to five years.  Some leases provide for the payment of percentage rent based on annual sales in excess of certain thresholds.  In addition, some leases provide for the payment of a tenant’s proportionate share of actual common area maintenance, refuse removal, insurance, and real estate taxes as well as a payment for advertising and promotion and an administrative fee.  Common area maintenance includes such items as common area utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses.

Lease Expirations - Properties

The following table shows leases scheduled to expire each year for the next five years at the Company’s properties, including Lakeshore Marketplace which is considered discontinued operations (as of December 31, 2002 and assuming no lease renewals or extensions):

	Operating Portfolio		Discontinued Operations
Year	Number of Leases Expiring	GLA (sq. ft.)	Number of Leases Expiring	GLA (sq. ft.)
2003	127	552,355	1	1,894
2004	100	444,270	3	10,376
2005	47	192,562	4	12,735
2006	42	209,179	4	58,889
2007	18	67,290	2	63,650

Tenant Information

HGP’s shopping centers feature a variety of retailers of widely recognized, traditional brand name merchandise.  The following table sets forth information as to HGP’s major tenants, including tenants at Lakeshore Marketplace which is considered discontinued operations, as of and for the year ended December 31, 2002.

	Number of Stores	Occupied (sq. ft)	Percentage of Total Revenues	Percentage of GLA Occupied

Phillips-Van Heusen Corporation	27	134,275	8.05%	6.90%
Dress Barn, Inc.	10	79,272	4.74%	4.08%
The Gap, Inc.	11	109,984	4.60%	5.66%
Brown Group Retail, Inc.	12	66,570	4.43%	3.42%
Mikasa	7	53,350	3.73%	2.69%
Elder-Beerman	1	87,185	3.28%	4.48%
Sara Lee Stores	12	51,289	2.99%	2.64%

Competition

HGP’s shopping centers compete for customers primarily with factory outlet centers, traditional shopping malls and off-price retailers.  HGP believes that the majority of its customers visit factory outlet centers because they are intent on buying first-quality and name-brand goods at discounted prices.  Traditional full and off-price retailers are often unable to provide such a variety of products at attractive prices at a single location every day.

Numerous developers and real estate companies are engaged in the development or ownership of factory outlet centers and other retail complexes that compete with HGP in seeking tenants for its centers.  HGP competes for tenants with many large national and small developers of factory outlet centers.  The development of a new, competing factory outlet center with a more convenient location or more favorable rental terms may attract HGP’s tenants or cause them to renegotiate their leases at or prior to renewal.

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

ITEM 4- SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5-MARKET FOR THE COMPANY’S COMMON SHARES AND
RELATED STOCKHOLDER MATTERS

The Company’s common shares trade on the NASDAQ SmallCap Market of The NASDAQ Stock Market, Inc. (“Nasdaq”) under the trading symbol “HGPI”.

The following table sets forth the quarterly high and low sales prices per share of the Company’s common shares, as reported by Nasdaq.

	Market Price Per Common Share 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$3.50	$3.32	$2.25	$2.55
Low	2.50	1.50	1.70	1.70
Dividends declared	—	—	—	—

	Market Price Per Common Share 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$3.45	$3.65	$2.99	$3.31
Low	1.75	2.38	2.21	2.56
Dividends declared	—	—	—	—

The approximate number of holders of record of the common shares was 428 as of January 15, 2003.

ITEM 6- SELECTED FINANCIAL DATA

The following table presents selected historical financial data of HGP and the Predecessor Properties (as defined herein) and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8.  The Predecessor Properties historical information has been derived from the operations and historical basis of 13 of Horizon’s 35 shopping centers (including one power center) that were contributed to HGP by Horizon in connection with the Prime Retail merger.  As HGP was not a separate legal entity with its own capital structure prior to June 15, 1998, per share data for net income and dividends is not presented for these periods.  The historical financial information may not be indicative of HGP’s future performance and does not necessarily reflect what the financial position and results of operations of HGP would have been had HGP operated as a separate, stand-alone entity during the periods prior to June 15, 1998.  The selected financial data set forth does not include the operating results or financial position of the Prime Transferred Properties (as defined herein) for the periods prior to their acquisition on June 15, 1998.

					Horizon Group
					Properties, Inc. as of	Predecessor
					December 31, 1998	Properties
	Horizon Group Properties, Inc. as of or for the year ended December 31,				or for the period	for the period
					from	from
					June 15, 1998 to	January 1, 1998 to
	2002	2001	2000	1999	December 31, 1998	June 14, 1998
	(In thousands, except per share data)
Operating Data
Revenues	$17,947	$20,261	$24,808	$28,033	$15,895	$11,372
Expenses	26,910	27,258	27,770	28,800	15,613	14,985
Impairment(1)	17,027	18,000	1,568	—	—	—
Loss from joint ventures	—	—	—	(622)	(59)	(207)

Income/(loss) from continuing operations before minority interests and extraordinary charge	(25,990)	(24,997)	(4,530)	(1,389)	223	(3,820)
Minority interests(2)	3,965	3,725	708	180	(99)	—

Income/(loss) from continuing operations	(22,025)	(21,272)	(3,822)	(1,209)	124	(3,820)
Income/(loss) from discontinued operations, net of minority interests	212	558	730	902	194	(142)
Net gain on sale of real estate, net of minority interests	150	1,316	202	—	—	—

Income/(loss) before extraordinary charge	(21,663)	(19,398)	(2,890)	(307)	318	(3,962)
Extraordinary charge on debt prepayment	—	—	—	(568)	—	—

Net income/(loss)	$(21,663)	$(19,398)	$(2,890)	$(875)	$318	$(3,962)
Net income/(loss) per share - basic and diluted(3)	$(7.55)	$(6.76)	$(1.01)	$(0.31)	$0.12
Dividends per share(4)	$—	$—	$—	$—	$—

Balance Sheet Data:
Real estate, net of accumulated depreciation	$80,873	$98,583	$122,209	$129,616	$131,668
Cash and cash equivalents	1,237	1,096	2,866	4,955	2,686
Real estate - held for sale	—	446	2,468	—	2,500
Real estate - discontinued operations	15,318	15,976	12,258	12,157	11,014
Total assets	104,677	124,383	147,968	155,000	165,678
Debt	103,752	103,135	104,401	107,128	114,752

Total shareholders’ equity (deficit)	(9,028)	11,632	30,988	33,528	33,614

Other Data:
Cash flows provided by/(used in):
Operating activities	$2,541	$202	$2,115	$6,673	$2,760	$1,447
Investing activities	(282)	436	(1,450)	(832)	(2,455)	(1,703)
Financing activities	(2,118)	(2,408)	(2,754)	(3,572)	(761)	325

Total gross leasable area (square feet)	2,556	2,556	2,673	2,673	2,795	2,247

Notes:

(1)          In 2002 and 2001, represents charges to reduce the carrying value of four centers to their estimated fair value.  In 2000, represents a charge to reduce the carrying value of a center subject to a sales agreement to its estimated sales value less costs to dispose.

(2)          No minority interest was allocated to the Predecessor Properties due to the change in the capital structure resulting from the Merger.

(3)          No per share net income or loss information is presented for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

(4)          No dividend information is shown for the Predecessor Properties due to the change in the capital structure resulting from the Merger.

SELECTED QUARTERLY FINANCIAL DATA

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenue	$4,451	$4,465	$4,478	$4,553
Expenses	6,697	6,547	6,781	6,886
Provision for impairment	—	—	—	17,027

Loss from continuing operations before minority interests	(2,246)	(2,082)	(2,303)	(19,360)
Minority interests	334	308	342	2,981

Loss from continuing operations	(1,912)	(1,774)	(1,961)	(16,379)
Income from discontinued operations, net of minority interests	87	29	80	16
Net gain on sale of real estate, net of minority interests	132	—	19	—

Net loss	$(1,693)	$(1,745)	$(1,862)	$(16,363)

Net loss per share - basic and diluted	$(0.59)	$(0.61)	$(0.65)	$(5.70)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Revenue	$5,340	$5,096	$4,881	$4,945
Expenses	6,723	6,827	6,876	6,834
Provision for impairment	—	—	18,000	—

Loss from continuing operations before minority interests	(1,383)	(1,731)	(19,995)	(1,889)
Minority interests	213	266	2,966	280

Loss from continuing operations	(1,170)	(1,465)	(17,029)	(1,609)
Income from discontinued operations, net of minority interests	255	182	54	68
Net gain on sale of real estate, net of minority interests	(5)	775	36	510

Net loss	$(920)	$(508)	$(16,939)	$(1,031)

Net loss per share - basic and diluted	$(0.32)	$(0.18)	$(5.90)	$(0.36)

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of the consolidated financial condition and results of operations of Horizon Group Properties, Inc. (“HGPI” or, together with its subsidiaries “HGP” or the “Company”) should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The Company’s operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”).  HGPI is the sole general partner of HGP LP and, as of December 31, 2002, owned approximately 79.6% of the HGP LP partnership interests (“Common Units”). In general, Common Units of HGP LP are exchangeable for shares of Common Stock on a one-for-one basis at any time (or for an equivalent cash amount at the Company’s election).  HGPI controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

Cautionary Statements

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management’s current views with respect to future events and financial performance.  Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company’s financial performance; the risk that the Company may be unable to refinance its current debt as it matures; risks related to the retail industry in which the Company’s shopping centers compete, including the potential adverse impact of external factors, such as competition from existing or newly constructed shopping centers, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company’s property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company’s property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increases in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company’s properties.  For further information on factors which could affect the Company and the statements contained herein, reference is made to the Company’s other filings with the Securities and Exchange Commission, including the Company’s Registration Statement on Form 10, as amended, dated as of June 4, 1998, with respect to the Company’s initial registration of its common stock under the Securities Exchange Act of 1934, as amended and the Sky Merger Corp. Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285).

The statements of financial condition and results of operations of the Company reflect the application of the Company’s accounting policies, the most significant of which are outlined in Note 2 to the Consolidated Financial Statements.  These policies are applied in accordance with accounting principles generally accepted in the United States and reflect significant assumptions and estimates of the management of the Company.

General Overview

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime” or “Prime Retail”) which was consummated on June 15, 1998 (“the Merger”).  As of December 31, 2002, HGP’s operating portfolio consisted of 11 factory outlet centers located in nine states comprising an aggregate of approximately 2.2 million square feet of gross leasable area (“GLA”).  The Company also owns one power center which is classified as discontinued operations at December 31, 2002.  Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

The Company currently is in default with respect to the obligations of two pools of loans originated by JP Morgan in July 1999 (the “JP Morgan Loans”).  The defaults are the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each pool of loans is secured by a group of three properties.  The first group consists of the Indiana Factory Shops, The Factory Shops in Georgian Place and Horizon Outlet Center – Tulare; the second group consists of Nebraska Crossing Factory Stores, Sealy Outlet Center and Horizon Outlet Center – Traverse City.  The loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans.  Interest expense since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes.  The results of operations of the Company reflect the revenues and expenses, including accrued interest and penalties, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company.  The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.

In December 2002, the Company engaged a broker to market Lakeshore Marketplace, its power center in Norton Shores, Michigan.  The Company is currently evaluating the offers it has received.  The Company is also marketing for sale its property in Roseville, Michigan, which is net-leased to Petsmart, Inc.  Pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reclassified the real estate assets for these properties to Real Estate - Discontinued Operations on the balance sheet and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported results of operations or funds from operations.

2002 Compared to 2001

Base rent decreased $1.6 million in the year ended December 31, 2002 compared to the prior year primarily due to a decline in occupancy and reductions in rental rates for many tenants.  Of the total decrease, $980,000 is related to the six properties which secure the JP Morgan Loans and $570,000 is related to the Company’s five other outlet centers (excluding the center in Dry Ridge, Kentucky which was sold in January, 2001 (“Dry Ridge”)).  The remaining difference relates to Dry Ridge and other corporate activities.  Average occupancy for the six properties subject to the JP Morgan Loans was 66.6% and 68.9% for the years ended December 31, 2002 and 2001, respectively.  Average occupancy for the Company’s five other outlet centers (excluding Dry Ridge) was 81.2% and 81.8% for the years ended December 31, 2002 and 2001, respectively.

Base rent (both fixed base rent and base rent calculated as a percentage of sales) and expense recovery revenue are recorded based on management’s interpretation of the language contained in the leases and certain related tenant and shopping center performance measures.  Base rents related to leases which contain uneven rental obligations are recognized at the average rental rates over the terms of the related leases based on management’s judgement with respect to the collectibility of those rents.  If future events differ from management’s judgements, a significant change in the amount of reported revenue could result.  This is a significant accounting policy, which is discussed more fully in Note 2 to the Consolidated Financial Statements.

Expense recovery revenue decreased $419,000 in the year ended December 31, 2002 compared to the prior year due to a decline in the percentage of tenants subject to those charges.  Of the total decrease, $189,000 was related to the six properties which secure the JP Morgan Loans and $236,000 was related to the Company’s five other outlet centers (excluding Dry Ridge).  The remaining difference relates to Dry Ridge and other corporate activities.

Expense recovery revenue represents payments by tenants of a portion of property operating expenses and real estate taxes.  Tenants generally pay an estimate of these amounts to the Company monthly.  The Company accrues expense recovery revenue based on an estimate of expenses and each tenant’s obligation to reimburse its share of those expenses.  The final amounts due are determined after the end of the year.  Any difference between the actual and accrued amounts are recorded in the period in which such determination is made.

Property operating expense increased $318,000 in the year ended December 31, 2002 compared to the prior year.  The primary factor was an increase in insurance premiums in the new policy year including the addition of terrorism coverage required by some of the Company’s lenders.  The higher insurance premiums were partially offset by overall cost-cutting programs inplemented company-wide.  Of the total increase, $68,000 was related to the six properties which secure the JP Morgan Loans and $262,000 was related to the Company’s five other outlet centers (excluding Dry Ridge).  The remaining difference relates to Dry Ridge and other corporate activities.

Real estate tax expense decreased $134,000 in the year ended December 31, 2002 compared to the prior year mainly due to a refund received in 2002 of a portion of the 2000 and 2001 taxes and a reduction in the 2002 taxable value at the outlet center in Gretna, Nebraska.

For some properties, real estate taxes for the current year are not due and payable until the next calendar year.  We estimate the amounts due for each period based on historical trends for a particular property or local area.  We also use information from our consultants who review the methodology used by the local taxing authorities to determine the real estate taxes we owe.  If the local taxing authority were to change the methodology it uses to determine real estate taxes or the rates they apply, the amounts estimated to be paid in future years could vary from management’s estimates.

Land lease and other expense decreased $867,000 in the year ended December 31, 2002 compared to the prior year.  This decrease was mainly due to a decrease in bad debt expense and the Company’s acquisition of the land under its center in Laughlin, Nevada as of February 2002.  The Company had previously leased this land (see Note 8 to the Consolidated Financial Statements).  Of the total decrease, $536,000 was related to this Laughlin land lease.  Of the remaining decrease, $55,000 was related to the six properties subject to the JP Morgan Loans and $287,000 was related to the Company’s five other outlet centers (excluding Dry Ridge).  The remaining difference relates to Dry Ridge and other corporate activities.  The Company recognized net bad debt expense of $142,000 and $632,000 in 2002 and 2001, respectively, based on its analysis of collectibility.  The determination of this amount involves an estimate by management based on, among other factors, the period of time an amount is past due and the financial condition of the obligor.  Future conditions which differ from management’s estimates may result in a significant difference in the amounts actually collected.  This is a significant accounting policy, which is discussed more fully in Note 2 to the Consolidated Financial Statements.

Depreciation and amortization expense decreased $980,000 compared to the prior year.  Of the total decrease, $699,000 was related to the six properties securing the JP Morgan Loans and $212,000 was related to the Company’s five other outlet centers (excluding Dry Ridge).  The remaining difference relates to Dry Ridge and other corporate activities.  This decrease primarily resulted from the reductions in the carrying values from impairment of four of the properties subject to the JP Morgan Loans which were recorded in September 2001 and a decrease of $280,000 for charges of unamortized capitalized costs related to unscheduled tenant move-outs in 2002 compared to 2001.

General and administrative expense decreased $313,000 in the year ended December 31, 2002 compared to the prior year primarily as a result of legal fees associated with a proxy dispute between the Company and certain shareholders incurred in 2001.  No similar charges were incurred in the current year.

Impairment charges totaling $17.0 million and $18.0 million were recorded in the years ended December 31, 2002 and 2001, respectively, to adjust the carrying values of four of the properties subject to the JP Morgan Loans to their current fair market values (see Note 4 to the Consolidated Financial Statements).  The determination of the current fair market values involves estimates by management of future cash flows, occupancy levels, comparable sales values and replacement costs, among other things.  If future conditions differ from management’s estimates, a significant change in this charge could be warranted.  This is a significant accounting policy which is discussed more fully in Note 2 to the Consolidated Financial Statements.

Interest expense increased $1.6 million in the year ended December 31, 2002 compared to the prior year primarily as a result of default interest and late fees totaling $2.6 million in 2002 compared to $575,000 in 2001 related to the JP Morgan Loan default (see Note 8 to the Consolidated Financial Statements).  The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions.  Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

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

In January 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri and recognized a loss of $1,000.  In February 2002, the Company sold a parcel of land adjacent to its shopping center in Norton Shores, Michigan and recognized a gain of $156,900.  In September 2002, the Company sold excess office furniture to a tenant at the Michigan corporate office and recognized a gain of $22,000.  The gains and losses from all of these transactions are reflected in the Consolidated Statements of Operations of the Company.

In accordance with SFAS 144 effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.

Income from Discontinued Operations decreased $346,000 in the year ended December 31, 2002 compared to the prior year.  This line item on the Company’s Statement of Operations contains the revenue and expenses from the two properties classified as discontinued operations on the Company’s balance sheets pursuant to SFAS 144 (see Note 2 to the Consolidated Financial Statements).  This decrease is primarily related to higher interest expense at the shopping center in Norton Shores, Michigan due to its mortgage loan being refinanced in July 2001 at both a higher principal balance and a higher interest rate (see Note 8 to the Consolidated Financial Statements).

Average occupancy for the Company’s total operating portfolio for the years ended December 31, 2002 and 2001 was 73.9% and 75.4%, respectively.  The Company’s total operating portfolio occupancy was 73.0% as of both December 31, 2002 and 2001.  These occupancy figures exclude the properties which are considered discontinued operations.

Net loss for the years ended December 31, 2002 and 2001 was $7.55 and $6.76 per share, respectively, on a basic and diluted basis.

2001 Compared to 2000

Base rent decreased $3.3 million in the year ended December 31, 2001 compared to the prior year primarily due to a decline in occupancy and reductions in rental rates for many tenants.  Of the total decrease, $1.7 million relates to the six properties which secure the JP Morgan Loans, $559,000 is associated with Dry Ridge and $1.0 million  relates to the Company’s five other outlet centers. The remaining difference relates to other corporate activities.  Average occupancy for the six properties subject to the JP Morgan Loans was 68.9% and 78.9% for the years ended December 31, 2001 and 2000, respectively.  Average occupancy for the Company’s five other outlet centers (excluding Dry Ridge) was 81.8% and 88.1% for the years ended December 31, 2001 and 2000, respectively.

Base rent (both fixed base rent and base rent calculated as a percentage of sales) and expense recovery revenue are recorded based on management’s interpretation of the language contained in the leases and certain related tenant and shopping center performance measures.  Base rents related to leases which contain uneven rental obligations are recognized at the average rental rates over the terms of the related leases based on management’s judgement with respect to the collectibility of those rents.  If future events differ from management’s judgements, a significant change in the amount of reported revenue could result.  This is a significant accounting policy, which is discussed more fully in Note 2 to the Consolidated Financial Statements.

Expense recovery revenue decreased $800,000 in the year ended December 31, 2001 compared to the prior year due to a decrease in the operating expenses subject to recovery totaling $199,000 and a decrease in the area leased to tenants subject to these charges.  Of the total decrease, $468,000 was related to the six properties subject to the JP Morgan Loans and $268,000 was related to the Company’s other five outlet centers (excluding Dry Ridge).  The remaining difference relates to Dry Ridge and other corporate activities.

Expense recovery revenue represents payments by tenants of a portion of property operating expenses and real estate taxes.  Tenants generally pay an estimate of these amounts to the Company monthly.  The Company accrues expense recovery revenue based on an estimate of expenses and each tenant’s obligation to reimburse its share of those expenses.  The final amounts due are determined after the end of the year.  Any difference between the actual and accrued amounts are recorded in the period in which such determination is made.

Property operating expense decreased $232,000 in the year ended December 31, 2001 compared to the prior year primarily due to the sale of the Company’s outlet center in Dry Ridge, Kentucky in January 2001.

For some properties, real estate taxes for the current year are not due and payable until the next calendar year.  We estimate the amounts due for each period based on historical trends for a particular property or local area.  We also use information from our consultants who review the methodology used by the local taxing authorities to determine the real estate taxes we owe.  If the local taxing authority were to change the methodology it uses to determine real estate taxes or the rates they apply, the amounts estimated to be paid in future years could vary from management’s estimates.

Land lease and other expense increased $337,000 in the year ended December 31, 2001 as compared to the prior year mainly due to an increase in bad debt expense as a result of several tenant bankruptcies.  Of the total increase $80,000 was related to the six properties subject to the JP Morgan Loans and $332,000 was related to the Company’s five other outlet centers (excluding Dry Ridge).  Land lease and other expense decreased $75,000 at Dry Ridge.  The Company recognized net bad debt expense of $632,000 and $277,000 in 2001 and 2000, respectively, based on its analysis of collectibility.  The determination of this amount involves an estimate by management based on, among other factors, the period of time an amount is past due and the financial condition of the obligor.  Future conditions which differ from management’s estimates may result in a significant difference in the amounts actually collected. This is a significant accounting policy, which is discussed more fully in Note 2 to the Consolidated Financial Statements.

Depreciation and amortization expense increased $441,000 in the year ended December 31, 2001 as compared to the prior year.  Of the total increase, $152,000 was related to the six properties subject to the JP Morgan Loans and $466,000 was related to the Company’s five other outlet centers (excluding Dry Ridge).  The remaining difference relates to Dry Ridge and other corporate activities.  The increase in expense resulted from depreciation on Phase III of the Company’s center in Medford, Minnesota (which was placed in service in the fourth quarter of 2000) and an increase of $390,000 for charges of unamortized capitalized costs related to unscheduled tenant move-outs in 2001 compared to 2000.

General and administrative expense decreased $589,000 in the year ended December 31, 2001 compared to the prior year primarily due to reductions in corporate staffing levels and reductions in corporate bonuses.  The decrease in expense also reflects a portion of the reduction in property taxes on the Company’s corporate office building.  Legal fees increased in the current year as a result of costs related to a proxy dispute which were charged to expense in the second quarter.  In the prior year, however, legal fees were incurred related to several potential transactions which were not consummated.  No similar charges were incurred in the current year.

Impairment charges totaling $18.0 million were recorded in the year ended December 31, 2001 to adjust the carrying value of four of the properties subject to the JP Morgan Loans to their current fair market values (See Note 4 to the Consolidated Financial Statements).  Impairment charges of $1.6 million were recorded in the year ended December 31, 2000 based on a contract for the sale of the outlet center in Dry Ridge, Kentucky which closed in January 2001.  The determination of the current fair market values involves estimates by management of future cash flows, occupancy levels, comparable sales values and replacement costs, among other things.  If future conditions differ from management’s estimates, a significant change in this charge could be warranted.  This is a significant accounting policy which is discussed more fully in Note 2 to the Consolidated Financial Statements.

Interest expense decreased $502,000 in the year ended December 31, 2001 compared to the prior year.  The primary factors causing the decrease were a reduction in LIBOR, which affected the Company’s floating rate debt, a reduction in the Prime guarantee fee effective June 15, 2001, and the sale of Dry Ridge, (see Note 12 to the Consolidated Financial Statements).  These decreases were mostly offset by interest penalties and late fees totaling $291,000 related to the extension of the maturity date of the HGP Credit Facility in July 2001, and default interest and late fees totaling $575,000 related to the JP Morgan Loan default (see Note 8 to the Consolidated Financial Statements).  The JP Morgan Loans are non-recourse to HGPI, subject to limited customary exceptions.  Currently, the net cash flow from the collateral properties is being remitted as a partial payment of the contractual debt service.

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

In accordance with SFAS 144 effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.

Income from Discontinued Operations decreased $374,000 in the year ended December 31, 2002 compared to the prior year.  This line item on the Company’s Statement of Operations contains the revenue and expenses from the two properties classified as discontinued operations on the Company’s balance sheets pursuant to SFAS 144 (see Note 2 to the Consolidated Financial Statements).  This decrease is primarily related to higher interest expense at the shopping center in Norton Shores, Michigan due to its mortgage loan being refinanced in July 2001 at both a higher principal balance and a higher interest rate (see Note 8 to the Consolidated Financial Statements) and the management fees the new entity is subject to pursuant to a management agreement entered into in connection with this refinancing.

Average occupancy for the Company’s total operating portfolio for the year ended December 31, 2001 was 75.4%.  As of December 31, 2001 and 2000, occupancy of the Company’s total operating portfolio was 73.0% and 80.9%, respectively.  These occupancy figures exclude the properties which are considered discontinued operations.

Net loss for the years ended December 31, 2001 and 2000 was $6.76 and $1.01 per share, respectively, on a basic and diluted basis.

Liquidity and Capital Resources

On July 11, 2002, the Company repaid in full the HGP Credit Facility (see Note 8 to the Consolidated Financial Statements) with the proceeds of loans originated by UBS Warburg Real Estate Investments Inc. (“UBS”) and Beal Bank, S.S.B. (“Beal Bank”).

The UBS loans consist of senior loans with a total initial principal balance of $22.0 million (the “UBS Senior Loans”) and mezzanine loans with a total initial principal balance of $3.5 million (the “UBS Mezzanine Loans”, or collectively, the “UBS Loans”).  The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center.  The centers which secure the UBS Loans are in Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company.  These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables.  The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions.  The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  At December 31, 2002, the balances totaled $21.9 million.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See

Note 2 to the Condensed Consolidated Financial Statements).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after two years.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  At December 31, 2002, the balances totaled $3.1 million.

The Beal Bank loans total $7.0 million (the “Beal Bank Loans”) and consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the “Beal Bank Loan I”), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the “Beal Bank Loan II”).  These loans are cross-collateralized and are recourse to the Company.  The Beal Bank Loans mature July 10, 2005.  Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004.  Approximately $450,000 of the proceeds were used to pay in full a land contract related to land in Fruitport Township which is included in the collateral for Beal Bank Loan I.

The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

The Beal Bank Loan II is guaranteed by Prime Retail, Inc., of which Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors, up to a maximum amount of $4,000,000 (the “Prime-Beal Guaranty”).  The Prime-Beal Guaranty will be  released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5,000,000.  The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.

Initial monthly debt service on the UBS Loans equals $297,000, of which approximately $200,000 was interest expense. Monthly interest payments on the Beal Bank Loans total $63,000.  Debt service on the HGP Credit Facility for the month prior to its repayment was $440,000, of which $215,000 was interest expense

The Company currently is in default with respect to the obligations of two pools of loans originated by JP Morgan in July 1999 with an aggregate principal balance of $45.2 million at December 31, 2002 (excluding accrued interest and penalties).  The defaults are the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each pool of loans is secured by a group of three properties.  The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 8 to the Consolidated Financial Statements).

The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service.  The failure to pay the full amount due constitutes a default under the loan agreements which allows the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans. The Company and the servicers of the JP Morgan Loans are currently attempting to negotiate a restructuring of the loans.  There can be no assurance that such negotiations will result in any settlement of the loans or in any modification of the terms of the loans.

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $397,000 at December 31, 2002.  In addition, $464,000 of monthly available cash flow remitted as debt service has been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan.  The Company continues to manage the properties pursuant to a management agreement which is subject to cancellation by the servicers of the loans.  The Company receives fees of approximately $25,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indication of possible impairment in the value of the properties which secure the loans.  In the third quarter of 2001, the Company estimated the current value of the six centers which secure the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers.  Accordingly, the results of operations for 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value.  Based on continued negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002 to further reduce the carrying values of the same four properties, including approximately $100,000 related to a parcel of land adjacent to one of the properties.  The aggregate carrying value of the real estate of the properties collateralizing the JP Morgan Loans was approximately $20.1 million at December 31, 2002.  This value is less than the current outstanding loan balances totaling $45.2 million and accrued interest and penalties totaling $6.5 million.  If the lender were to foreclose on the collateral properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties.  The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

The mortgage loan secured by the Company’s outlet center in Holland, Michigan was made by Republic Bank.  The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The principal balance on this loan was $3.4 million at December 31, 2002.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.  This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $59,000 at December 31, 2002.  The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan.  In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

The mortgage loan secured by the Company’s power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. (“Greenwich”).  The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The principal balance on this loan was $15.8 million at December 31, 2002.  The loan is non-recourse to HGPI (subject to limited customary exceptions). In connection with the Greenwich loan, Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.  This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions.  These accounts had a total balance of $613,000 at December 31, 2002.  Funds in excess of certain amounts specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.  The Company is actively marketing this power center for sale and thus, pursuant to SFAS 144, its real estate assets are listed as discontinued operations on the Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Consolidated Statements of Operations.

The Company has extended the maturity of a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan from December 2002 to April 30, 2003.  The principal balance on this loan was $2.2 million at December 31, 2002. During the original term, the interest rate on the loan was LIBOR plus 2.5% per annum and monthly debt service payments of $22,500 were required.  During the extension period, the loan bears interest at LIBOR plus 5.5% per annum and requires monthly debt service payments of $50,000.  The Company is currently seeking to refinance this loan.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The Company owns a property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and is subject to a $3.2 million mortgage.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule.  The loan is non-recourse to HGPI. The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate - Discontinued Operations on the Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Consolidated Statements of Operations.

The Company is the obligor on a $2.0 million unsecured promissory note incurred in connection with the acquisition of the land underlying its center in Laughlin, Nevada.  The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually, and requires amortization based on a ten year schedule.  The interest rate payable on the loan through February 28, 2003 is 5.074%.  The outstanding principal balance on this note was $1.9 million at December 31, 2002.

Pursuant to the terms of the UBS Loans, Greenwich loan and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers.  At December 31, 2002, there was approximately $704,000 deposited in escrows with the loan servicers, which the Company believes is sufficient to fund its ongoing capital requirements.  Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

The Company has outstanding commitments for capital expenditures on leases signed at December 31, 2002 in the amount of $964,000 for tenant allowances and $526,000 for construction costs.  These costs are expected to be paid during 2003 and a portion will be reimbursed from the capital improvement escrows (see Note 2).  In February 2003, the Company signed a contract for $1.4 million with a general contractor for the construction of a second phase at its outlet center in Tulare, California.

The Company expects to meet its short-term liquidity requirements generally through additional borrowings, working capital, cash flows from operations, the sale of real estate classified as Real Estate – Discontinued Operations on the consolidated balance sheets and the potential offering of equity securities in the private or public capital markets.  The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its centers in Tulare, California, and Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, additional borrowings of long-term debt and the potential offering of equity securities in the private or public capital markets.  The Company’s ability to secure new loans is limited by the fact that virtually all of the Company’s real estate assets are currently pledged as collateral for its current loans.

Debt maturities and principal payments, including debt secured by the properties classified as discontinued operations, due subsequent to 2002 are as follows (in thousands):

	Operating Portfolio

		Discontinued Operations

2003	$49,031	$176
2004	1,774	187
2005	8,434	206
2006	3,662	222
2007	568	241
Thereafter	21,297	17,954
	$84,766	$18,986

The JP Morgan Loans, on which the Company is in default, are reflected as a 2003 maturity (see above and Note 8 to the consolidated financial statements).

In 2003, 127 leases covering an aggregate of 552,000 square feet are scheduled to expire, excluding the properties classified as discontinued operations.  Historically, 88% of expiring leases have renewed or remained in occupancy past their expiration, but not necessarily on equivalent economic terms.  An additional 3% of leases which have expired are still under negotiation.  While the Company does not currently believe that the proportion of leases scheduled to expire in 2003, which will actually be renewed will differ materially from its historical experience, there can be no assurance that it will renew an equivalent proportion of such leases, nor that the economics of such renewals will be as favorable as those contained in the current leases.

Discontinued Operations

The Company is actively marketing the following assets for sale:  Lakeshore Marketplace in Norton Shores, Michigan; the single tenant building in Roseville, Michigan leased to Petsmart, Inc., and seven parcels of vacant land totaling approximately 100 acres in Norton Shores, Michigan, Fruitport Township, Michigan, Daleville, Indiana, Gretna, Nebraska, Tulare, California and Medford, Minnesota.  These assets are listed on the consolidated balance sheets as Real Estate – Discontinued Operations.  The net proceeds from the sale of these assets would be available for general corporate purposes, subject to certain restrictions and repayment obligations contained in the mortgage loans to which they are subject.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate – Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported results of operations or funds from operations.

Sale of Partnership Units

On December 27, 2002, HGPI sold 145,349 units of Horizon Group Properties, LP to Howard Amster, a Director of HGPI, for aggregate consideration of $750,000, or $5.16 per unit.  HGPI may consider additional sales of units in Horizon Group Properties, LP to Mr. Amster or others in the future.

Subsequent Events

On March 13, 2003, HGPI sold 261,628 limited partner units in HGP LP to Pleasant Lake Apts., Ltd., an affiliate of Howard M. Amster, a director and principal shareholder of HGPI, for aggregate consideration of $1.35 million, or $5.16 per unit.  On March 14, 2003, the Company used $1.3 million of the proceeds from the sale to fund a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”).  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  Pursuant to the loan agreement, the Company is obligated to negotiate an option to acquire an additional 48.75% ownership interest in Huntley.  Huntley and Retail Partners are owned by The Prime Group, Inc.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of The Prime Group, Inc. and has a net profits interest in Huntley.

In February 2003, the Company signed a contract for $1.4 million with a general contractor for the construction of a second phase at its outlet center in Tulare, California.

ITEM 7A -
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the  risk of loss from adverse changes in market prices and interest rates.  The Company’s future earnings and cash flows may be affected by changes in market interest rates.  The fair value of the Company’s debt obligations may also be affected by future changes in market interest rates.  The primary market risk facing the Company is related to its long-term indebtedness, which bears interest at fixed and variable rates.  The Company seeks fixed rate non-recourse debt to manage market risk.  At December 31, 2002, fixed rate debt represented approximately 89.3% or $92.6 million of the Company’s debt.  Loans with a fixed rate of interest and level amortization schedules minimize interest rate risk related to cash flows and interest expense until the maturity of such loans.

At December 31, 2002, variable rate debt represented 10.7% or $11.1 million of the Company’s total debt.  At December 31, 2002, the average interest rate on variable rate debt was approximately 8.46%.  Certain of the Company’s variable rate loans are subject to minimum interest rates that, as of December 31, 2002, were in excess of the contractual variable rates.  The $4.0 million Beal Bank Loan I bears interest at the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) plus 4.5% or 12.0%.  At December 31, 2002, the Prime Rate was 4.25%.  Thus, a 3.25% increase in the Prime Rate would not affect the interest payable on the Beal Bank I Loan.  The $3.0 million Beal Bank Loan II bears interest at the greater of the Prime Rate plus 2.5% or 9.9%.  Thus, a 3.15% increase in the Prime Rate would not affect the interest payable by the Company on the Beal Bank II Loan.

The variable rate loan on the Company’s corporate office building in Norton Shores, Michigan requires fixed monthly payments of $50,000 and has an interest rate of LIBOR plus 5.5% per annum.  As of December 31, 2002, the effective interest rate on this loan was approximately 6.9%, resulting in monthly interest expense of approximately $13,600 based on a principal balance of $2.2 million as of December 31, 2002.  Thus, an increase in the LIBOR rate would not change the required debt service payment or monthly net cash flow of the Company related to this loan.  Any change in the LIBOR rate would affect the reported interest expense related to this loan.

If market interest rates applicable to the Company’s variable rate debt were to increase by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to the Beal Bank loans) would increase $41,000 annually.  The cash flows of the Company would decrease by $19,000 annually due to such increase in interest rates.  The fair value of total debt outstanding (excluding the JP Morgan Loans, on which the Company is currently in default) would decrease by $2.2 million based on a 100 basis point increase in interest rates.

If market interest rates applicable to the Company’s variable rate debt were to decrease by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to the Beal Bank loans) would decrease $41,000 annually.  The cash flows of the Company would increase by $19,000 annually due to such decrease in interest rates.  The fair value of total debt outstanding (excluding the JP Morgan Loans, on which the Company is currently in default) would increase by $2.3 million based on a 100 basis point increase in interest rates.

These amounts were determined solely by considering the effect on the current debt of the Company of a hypothetical change in interest rates and assumes that there is no change in the current structure of interest rates, the underwriting standards of lenders or the overall capital structure or financial situation of the Company.

Inflation

HGP’s leases with some of its tenants require the tenants to reimburse HGP for most operating expenses and increases in common area maintenance expense, which reduces HGP’s exposure to increases in costs and operating expenses resulting from inflation.

Legal Proceedings

In the ordinary course of business the Company is subject to certain legal actions.  While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 8- FINANCIAL STATEMENTS
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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Horizon Group Properties, Inc.

We have audited the accompanying consolidated balance sheets of Horizon Group Properties, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Group Properties, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for discontinued operations.

Ernst & Young LLP

Chicago, Illinois
February 21, 2003,
except for Note 14 as
to which the date is
March 14, 2003

HORIZON GROUP PROPERTIES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Real estate - at cost:
Land	$8,843	$7,194
Buildings and improvements	85,465	106,737
Less accumulated depreciation	(13,435)	(15,348)
Total net real estate	80,873	98,583

Cash and cash equivalents	1,237	1,096
Restricted cash	2,707	3,506
Tenant accounts receivable, net	1,072	1,270
Real estate - held for sale	—	446
Real estate - discontinued operations	15,318	15,976
Deferred costs (net of accumulated amortization of $663 and $1,228, at December 31, 2002 and 2001, respectively)	2,231	1,960
Other assets	1,239	1,546
Total assets	$104,677	$124,383

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgages and other debt	$103,752	$103,135
Accrued interest	6,741	2,169
Accounts payable and accrued expenses	3,292	3,301
Prepaid rents and other tenant liabilities	1,170	1,310
Other liabilities	716	769
Total liabilities	115,671	110,684

Minority interests	(2,303)	2,067

Shareholders’ equity (deficit):
Common shares, ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding at December 31, 2002 and 2001)	29	29
Additional paid-in capital	35,788	34,448
Accumulated deficit	(44,508)	(22,845)
Total shareholders’ equity (deficit)	(8,691)	11,632
Total liabilities and shareholders’ equity (deficit)	$104,677	$124,383

HORIZON GROUP PROPERTIES, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
REVENUE
Base rent	$14,209	$15,762	$19,023
Percentage rent	173	214	144
Expense recoveries	2,931	3,350	4,149
Other	634	935	1,492
Total revenue	17,947	20,261	24,808
EXPENSES
Property operating	6,128	5,810	6,042
Real estate taxes	1,955	2,089	2,056
Land leases and other	852	1,719	1,382
Depreciation and amortization	4,625	5,605	5,164
General and administrative	2,645	2,958	3,547
Provision for impairment	17,027	18,000	1,568
Interest	10,705	9,077	9,579
Total expenses	43,937	45,258	29,338

Loss from continuing operations before minority interests	(25,990)	(24,997)	(4,530)
Minority interests	3,965	3,725	708

Loss from continuing operations	(22,025)	(21,272)	(3,822)
Income from discontinued operations, net of minority interests	212	558	730
Net gain on sale of real estate, net of minority interests	150	1,316	202

Net loss	$(21,663)	$(19,398)	$(2,890)

Per Common Share - Basic and Diluted:
Net loss per share	$(7.55)	$(6.76)	$(1.01)
Weighted average shares outstanding - basic	2,870	2,870	2,862
Weighted average shares outstanding - diluted	3,394	3,381	3,388

See accompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

			Additional Paid -In Capital	Accumulated Earnings (Deficit)	Shareholders’ Equity
	Common Shares
	Number	Amount

Balance, January 1, 2000	2,845	$29	$34,056	$(557)	$33,528

Units exchanged for common shares	25	—	350	—	350
Net loss	—	—	—	(2,890)	(2,890)

Balance, December 31, 2000	2,870	29	34,406	(3,447)	30,988

Other	—	—	42	—	42
Net loss	—	—	—	(19,398)	(19,398)

Balance, December 31, 2001	2,870	29	34,448	(22,845)	11,632

Other	—	—	747	—	747
Units sold to principal shareholder	—	—	593	—	593
Net loss	—	—	—	(21,663)	(21,663)

Balance, December 31, 2002	2,870	$29	$35,788	$(44,508)	$(8,691)

See acompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Cash flows from operating activities:
Net loss	$(21,663)	$(19,398)	$(2,890)
Net gain on sale of real estate	(150)	(1,316)	(202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests in net loss	(3,965)	(3,725)	(708)
Minority interests in discontinued operations	38	99	134
Depreciation	4,616	5,346	5,294
Amortization, including deferred financing costs	1,419	1,172	445
Provision for impairment	17,027	18,000	1,568
HGP partnership unit grants	120	—	—
Changes in assets and liabilities:
Restricted cash	799	(28)	279
Tenant accounts receivable	198	164	(164)
Deferred costs and other assets	(268)	(587)	(790)
Accounts payable and accrued expenses	4,563	554	(313)
Other liabilities	(53)	(76)	(56)
Prepaid rents and other tenant liabilities	(140)	(3)	(482)
Net cash provided by operating activities	2,541	202	2,115

Cash flows from investing activities:
Acquisition of land	(500)	—	—
Expenditures for buildings and improvements	(416)	(4,635)	(1,818)
Net proceeds from sale of real estate	634	5,071	368
Net cash provided by/(used in) investing activities	(282)	436	(1,450)

Cash flows from financing activities:
Sale of HGP partnership units	750	—	—
Purchase of HGP partnership units	—	(4)	(27)
Principal payments on mortgages and other debt	(33,883)	(57,431)	(2,727)
Proceeds from borrowings	32,500	56,165	—
Debt issue costs	(1,485)	(1,138)	—
Net cash used in financing activities	(2,118)	(2,408)	(2,754)

Net increase/(decrease) in cash and cash equivalents	141	(1,770)	(2,089)

Cash and cash equivalents:
Beginning of period	1,096	2,866	4,955
End of period	$1,237	$1,096	$2,866

See accompanying notes to consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Notes to Consolidated Financial Statements

Note 1 - Formation of the Company

Horizon Group Properties, Inc. (“HGPI” or, together with its subsidiaries “HGP” or the “Company”) is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime” or “Prime Retail”) which was consummated on June 15, 1998 (the “Merger”).

HGP’s initial portfolio consisted of 14 factory outlet centers and one power center located in 12 states.  Twelve of the initial factory outlet centers and the power center (the “Predecessor Properties”) were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”).  Two factory outlet centers (the “Prime Transferred Properties”) were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.  As of December 31, 2002, HGP’s operating portfolio consisted of 11 factory outlet centers located in 9 states.  The Company also owns one shopping center which is classified as discontinued operations at December 31, 2002.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”), of which the HGPI is the sole general partner.  As of December 31, 2002, HGPI owned approximately 79.6% of the partnership interests (the “Common Units”) of HGP LP.  In general, Common Units are exchangeable for shares of Common Stock on a one-for-one basis (or for an equivalent cash amount at the Company’s election).

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls, including HGP LP.  The Company considers itself to control an entity if it is the majority owner of and has voting control over such entity.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Discontinued Operations

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”) effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1, and Technical Correction” (“SFAS No. 145”).  Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SSFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  The provisions of SFAS No. 145 related to the recission of SFAS No. 4 will require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification.  Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations.  The provisions of SFAS No. 145 related to the recission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002.  The Company, from time to time, incurs such charges and is currently assessing the impact that this statement will have on its consolidated financial statements.

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

At December 31, 2002 and 2001, the Company had an aggregate cost basis of $221.8 million and $227.5 million, respectively, in its real estate assets for federal income tax purposes.  Amounts included under buildings and improvements on the consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

Buildings and improvements	31.5 years
Tenant improvements	10 years or lease term, if less
Furniture, fixtures or equipment	3-7 years

In accordance with SFAS 144, and prior to the adoption of SFAS 144, under SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets.  Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio.  For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose.  Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable or anticipated sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

Depreciation and amortization expense includes charges for unamortized capitalized costs related to unscheduled tenant move-outs totaling $204,000, $484,000 and $96,000, excluding properties classified as discontinued operations, for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts deposited in accounts with the Company’s primary lenders (see Note 8) and at December 31, 2002 included $704,000 in capital improvement and tenant allowance reserves, $792,000 in real estate tax and insurance escrows, and approximately $1.2 million for debt service and operating expenses, including $464,000 of cash flow remitted as debt service on the JP Morgan Loans after October 31, 2002 (See Note 8).

Tenant Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility.  These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Total tenant accounts receivable are reflected net of reserves of $314,000 and $565,000 as of December 31, 2002 and 2001, respectively.  The provision for doubtful accounts was $142,000, $632,000 and $277,000, excluding properties classified as discontinued operations, for the years ended December 31, 2002, 2001 and 2000, respectively.  This charge is included in the line item entitled “Land leases and other” on the statement of operations.

Discontinued Operations

Periodically, in the course of reviewing the performance of its portfolio, management may determine that it is appropriate for the Company to offer certain properties for sale, and accordingly, such properties will be classified as discontinued operations on the Company’s balance sheets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, assets held for sale are valued at the lower of carrying value or fair value less costs to dispose.  As of December 31, 2002, the Company is actively marketing the following assets for sale:  Lakeshore Marketplace in Norton Shores, Michigan; the single tenant building in Roseville, Michigan leased to Petsmart, Inc.; and seven parcels of vacant land totaling approximately 100 acres in Norton Shores, Michigan, Fruitport Township, Michigan, Daleville, Indiana, Gretna, Nebraska, Tulare, California and Medford, Minnesota.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate — Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s previously reported results of operations or funds from operations.

Deferred Costs

Deferred leasing costs consist of fees and direct internal costs incurred to initiate and renew operating leases and are amortized on the straight-line method over the initial lease term or renewal period.  Deferred financing costs are amortized as interest expense over the life of the related debt.  Fully amortized deferred financing costs of $834,000 and $233,000, excluding properties classified as discontinued operations, were written-off during the years ended December 31, 2002, and 2001, respectively.  There were no similar costs written-off during the year ended December 31, 2000.

Fair Value of Financial Instruments

The fair value of the Company’s debt is approximately $63.2 million as of December 31, 2002, excluding the JP Morgan Loans on which the Company is in default and in negotiations with the lender (see Note 8).  This value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates for similar types of borrowing arrangements.  The carrying value of cash and cash equivalents, receivables and payables approximate their fair values due to their short-term nature.

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

Minority Interests

Minority interests represent the interests of unitholders of HGP LP, other than HGPI, in the net earnings and net equity of HGP LP.  The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time.  The unitholder minority interest in HGP was approximately 20.4% at December 31, 2002.  During the year ended December 31, 2002, HGPI sold 145,349 units of HGP LP to Howard Amster, a director and principal shareholder of HGPI, for aggregate consideration of $750,000, or $5.16 per unit.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid in capital.  HGPI may consider additional sales of units in HGP LP to Mr. Amster or others in the future.  During the year ended December 31, 2001, 1,471 units were purchased by HGPI for cash at an amount equal to the value of an equivalent number of common shares.  During the year ended December 31, 2000, 25,098 units were converted into shares of common stock.  There were no unit conversions or repurchases during the year ended December 31, 2002.  In September 2002, 43,695 units of HGP LP were granted to key employees as follows:  Gary Skoien, President and Chief Executive Officer – 13,682 units; David Tinkham, Chief Financial Officer – 9,730 units; Thomas Rumptz, Senior Vice President of Operations, Acquisitions and Dispositions – 6,716 units; Andrew Pelmoter, Senior Vice President of Leasing – 6,486 units: Terri Springstead, Vice President and Controller – 4,730 units; Robert Torz, Vice President of Finance – 1,351 units and Regina Slechta, Senior Vice President of Marketing – 1,000 units.  The fair value of these unit grants was approximately $120,000 and a charge for this amount is included in the line item entitled “General and Administrative” in the Statement of Operations for the year ended December 31, 2002.  These units cannot be converted to shares of Common Stock for one year from the date of grant.

Revenue Recognition

Leases with tenants are accounted for as operating leases.  Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases.  As a result of recording rental revenue on a straight-line basis, tenant accounts receivable included $788,000 and $830,000, as of December 31, 2002 and 2001, respectively, which is expected to be collected over the remaining lives of the leases.  Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent.  Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents and are accrued only after the reported tenant sales exceed the applicable thresholds.  Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

Other Revenue

Other revenue consists primarily of interest income and income related to certain marketing services that is recovered from tenants pursuant to lease agreements and income from tenants with lease terms of less than one year.

Share Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its options on common shares.  Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee share options equals or exceeds the market price of the underlying shares at the date of grant.

Note 3- Leases

Space in the Company’s centers is leased to various tenants under operating leases which are generally for one to five year periods. Some leases contain renewal options and may also provide for the payment of a tenant’s share of certain operating expenses.  Leases may also obligate a tenant to pay rent based on a percentage of tenant sales in excess of certain thresholds.  Minimum future rentals to be received under non-cancelable leases are summarized as follows (in thousands):

	Operating Portfolio	Discontinued Operations
2003	$11,666	$2,539
2004	8,241	2,515
2005	5,836	2,406
2006	3,480	1,970
2007	1,893	1,600
Thereafter	6,481	6,782

The above scheduled rentals are subject to the usual business risks associated with collection.

Note 4 - Impairment

In 2000, HGP entered into an agreement to sell its outlet center in Dry Ridge, Kentucky.  Results of operations in 2000 includes a charge for asset impairment of $1.6 million to reduce the carrying value of this outlet center to its estimated sales value, less costs to dispose.  In January 2001, this center was sold.

On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service.  Since that date, the Company has remitted monthly all available cash flow, after a reserve for operating expenses, as partial payment of the debt service. The failure to pay the full the amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.  The Company and the servicers of the JP Morgan Loans are currently attempting to negotiate a restructuring of the loans, but the Company can give no assurance that such negotiations will result in any settlement of the loans or in any modification of the terms of the loans.  Both loans are non-recourse to HGPI, subject to limited customary exceptions.

The declining results of operations, which resulted in the inability to fully service the JP Morgan Loans was judged to be an indicator of possible impairment in the value of the collateral properties.  The Company estimated the current value of  the six centers that collateralize the loans and concluded that the carrying values of four of the centers exceed the fair values of those centers.  Accordingly, the results of operations for the year ended December 31, 2001, include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair values.  Based on continued negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002 to further reduce the carrying values of the same four centers, including approximately $100,000 related to a parcel of land adjacent to one of the properties.  The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans was approximately $20.1 million at December 31, 2002.  Such value is less than the current outstanding loan balances, which total $45.2 million and accrued interest and penalties totaling $6.5 million.  If the lender were to foreclose on the collateral properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which could cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

Note 5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2002	December 31, 2001	December 31, 2000
	(In thousands, except per share amounts)
Numerator:
Net loss - basic	$(21,663)	$(19,398)	$(2,890)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	(3,900)	(3,393)	(537)
Net loss - diluted	$(25,563)	$(22,791)	$(3,427)

Denominator:
Weighted average common shares outstanding - basic	2,870	2,870	2,862

Effect of dilutive securities:
Converting units to shares	524	511	524
Employee stock options	—	—	2
Weighted average shares outstanding-diluted	3,394	3,381	3,388

Net loss per share - basic and diluted	$(7.55)	$(6.76)	$(1.01)

Loss from continuing operations	$(22,025)	$(21,272)	$(3,822)

Loss from continuing operations per share - basic and diluted	$(7.67)	$(7.41)	$(1.34)

Outstanding stock options and the potential conversion of units to shares were excluded in 2001 and 2002 in computing diluted earnings per share because the effect was anti-dilutive.

Note 6 - Long Term Stock Incentive Plan

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the “HGP Stock Plan”) to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards.  The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at December 31, 2002.

The fair value of options granted for the purpose of presenting pro forma information, in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), has been estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the year ended December 31, 2002	For the year ended December 31, 2001	For the year ended December 31, 2000

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	.447	.675	1.053
Risk free interest rate	3.82%	5.03%	5.11%
Expected life options	10 years	10 years	10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Net income (loss) and net income (loss) per share (basic and diluted) for the years ended December 31, 2002, 2001 and 2000, computed on a pro forma basis under requirements of SFAS 123 equals $(21,698,000) and $(7.56), $(19,514,000) and $(6.80), and $(2,980,000) and $(1.04), respectively.

Options granted, exercised and canceled under the Long-term Stock Incentive Plan are summarized below:

	For the year ended December 31, 2002		For the year ended December 31, 2001		For the year ended December 31, 2000
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of the year	326,000	$3.40 - $6.49	326,000	$3.40 - $6.49	283,000	$5.00 - $6.49
Granted	—	—	—	—	133,000	$3.40 - $4.49
Exercised	—	—	—	—	—	—
Canceled	—	—	—	—	90,000	$5.00 - $6.49

Outstanding, end of the year	326,000	$3.40 - $6.49	326,000	$3.40 - $6.49	326,000	$3.40 - $6.49

The following table represents the weighted average per share price option information:

	For the year ended December 31, 2002	For the year ended December 31, 2001	For the year ended December 31, 2000

Weighted average fair value of options granted	n/a	n/a	$3.39
Weighted average fair value of options canceled	n/a	n/a	4.33
Weighted average exercise price on grant date	n/a	n/a	3.48

The weighted average exercise price for options outstanding at December 31, 2002, 2001 and 2000 was $5.12, $5.12 and $5.12, respectively.  The weighted average contractual life of options outstanding at December 31, 2002, 2001 and 2000 was 5.27 years, 6.02 years and 6.77 years, respectively.

In September 2002, the Company granted 43,695 units of HGP LP to key employees (See Note 2, “Minority Interests”).

Note 7 - Commitments

The Company has outstanding commitments for capital expenditures on leases signed at December 31, 2002 in the amount of $964,000 for tenant allowances and $526,000 for construction costs.  These costs are expected to be paid during 2003 and a portion will be reimbursed from the capital improvement escrows (see Note 2).  In February 2003, the Company signed a contract for $1.4 million with a general contractor for the construction of a second phase at its outlet center in Tulare, California.

Note 8 - Mortgage Debt and Other Liabilities

HGP Credit Facility

On June 15, 1998, certain wholly owned affiliates of the Company entered into a credit facility (the “HGP Credit Facility”) with Nomura Asset Capital Corporation (“Nomura”), which initially matured on July 11, 2001 (the “Initial Maturity Date”).  The HGP Credit Facility was acquired from Nomura by CDC Mortgage Capital, Inc. (“CDC”).  On July 30, 2001, certain of the terms of the HGP Credit Facility were modified, including the maturity date, which was extended to July 11, 2002 (the “Extended Maturity Date”).  On July 11, 2002, the Company repaid in full the HGP Credit Facility with the proceeds of loans originated by UBS Warburg Real Estate Investments Inc. (“UBS”) and Beal Bank, S.S.B. (“Beal Bank”).

The UBS loans consist of senior loans with a total initial principal balance of $22.0 million (the “UBS Senior Loans”) and mezzanine loans with a total initial principal balance of $3.5 million (the “UBS Mezzanine Loans”, or collectively, the “UBS Loans”).  The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center.  The centers which secure the UBS Loans are in Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company.  These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables.  The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions.  The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  The outstanding balances of these loans totaled $21.9 million at December 31, 2002.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See Note 2).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  The outstanding balances of these loans totaled $3.1 million at December 31, 2002.

The Beal Bank loans total $7.0 million (the “Beal Bank Loans”) and consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the “Beal Bank Loan I”), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the “Beal Bank Loan II”).  These loans are cross-collateralized and are recourse to the Company.  The Beal Bank Loans mature July 10, 2005.  Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004.  Approximately $450,000 of the proceeds were used to pay in full a land contract related to land in Fruitport Township which is a portion of the collateral for Beal Bank Loan I.

The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

The Beal Bank Loan II is guaranteed by Prime Retail, Inc., of which Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors, up to a maximum amount of $4,000,000 (the “Prime-Beal Guaranty”).  The Prime-Beal Guaranty will be  released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5,000,000.  The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.  Prime had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the “Prime Guarantee”).  In connection with the Prime Guarantee, HGP paid Prime a fee of $400,000 per annum from June 15, 1998 through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee.  From June 15, 2001 through June 15, 2002, the Company paid Prime an annual fee of $150,000.  Pursuant to the Prime Guarantee, Prime is also the guarantor of the indebtedness related to the Company’s corporate office building, which had a balance of $2.3 million as of December 31, 2002 (see Other Borrowings below).

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

On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank.  The outstanding balance of this loan was $3.4 million at December 31, 2002.  The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

On July 31, 2001 the Company completed a $16.0 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. (“Greenwich”).  The outstanding balance of this loan was $15.8 million at December 31, 2002.  The non-recourse loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.  In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. The Company is actively marketing this power center for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate – Discontinued Operations on the Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Consolidated Statements of Operations.

JP Morgan Loans

On July 9, 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York (“the JP Morgan Loans”).  The JP Morgan Loans consist of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan.  The total outstanding principal balance of these loans (excluding accrued interest and penalties) was $45.2 million and $45.5 million at December 31, 2002 and 2001, respectively. In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule.  Both loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company has established certain escrow accounts in connection with this loan that are classified on the balance sheet of the Company as restricted cash (see Note 2).  The escrow accounts related to the JP Morgan Loans have a balance of $861,000 at December 31, 2002.

On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service.  The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service.  The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.  The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan agreements) is 13.46%.  In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full.  The default interest and monthly penalty have been accrued in the consolidated financial statements since October 2001.  Interest expense for the years ended December 31, 2002 and 2001 includes $2.6 million and $575,000, respectively, for these charges.  The Company and the servicers of the JP Morgan Loans are currently attempting to negotiate a restructuring of the loans, but the Company can give no assurance that such negotiations will result in any settlement of the loans or any modification of the terms of the loans.

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements.  Such escrow accounts totaled $397,000 at December 31, 2002.  In addition, $464,000 of cash flow remitted as debt service after October 31, 2002 has been placed in special purpose escrow accounts by the loan servicers.  These escrow accounts are classified on the balance sheet as restricted cash (see Note 2).  The Company continues to manage the properties which secure the JP Morgan Loans pursuant to a management agreement which is subject to cancellation by the servicers of the loans.  The Company receives fees of approximately $25,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties.  The Company estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers.  Accordingly, the results of operations for 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair values.  Based on continued negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002 to further reduce the carrying values of the same four properties, including approximately $100,000 related to a parcel of land adjacent to one of the properties.  The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans was approximately $20.1 million at December 31, 2002.  Such value is less than the current outstanding loan balances which total $45.2 million, excluding accrued interest and penalties of approximately $6.5 million.  If the lender were to foreclose on the collateral properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

Other Borrowings

On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code.  The purchase price of $3.35 million included the assumption of a $3.2 million mortgage.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule.  The loan is non-recourse to HGPI.  The balance of the Petsmart Loan was $3.2 million at December 31, 2002 and 2001. The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as discontinued operations on the Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Consolidated Statements of Operations.

The Company has extended a mortgage loan collateralized by its corporate office building and related equipment in Norton Shores, Michigan from December 2002 to April 30, 2003.  The principal balance on this loan was $2.2 million and $2.4 million at December 31, 2002 and 2001, respectively.  During the original term, the interest rate on the loan was LIBOR plus 2.5% per annum and monthly debt service payments of $22,500 were required.  During the extension period, the loan bears interest at LIBOR plus 5.5% per annum and requires monthly debt service payments of $50,000.  The Company is currently seeking to refinance this loan.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

A parcel of approximately 25 acres of undeveloped land in Norton Shores, Michigan was subject to a land contract with a balance of $457,000 at December 31, 2001.  The contract was paid in full on July 11, 2002 and the Company acquired title to the land (see discussion of Beal Bank Loans above).  The interest rate on the contract was 8.5% and monthly debt service payments were $4,200.

On June 4, 2002, the Company purchased the land underlying its center in Laughlin, Nevada for $2.5 million pursuant to a purchase option contained in the ground lease.  The ground rent was prorated to February 25, 2002.  The Company paid approximately $500,000 at closing and a $2.0 million unsecured promissory note was provided by the seller.  The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires amortization based on a ten year schedule.  The initial interest rate payable on the loan through February 28, 2003 is 5.074%.  The outstanding principal balance on this note was $1.9 million at December 31, 2002.

Cash paid for interest, including on the properties classified as discontinued operations, for the years ended December 31, 2002, 2001 and 2000 was $7.7 million $9.2 million and $9.5 million, respectively.  The weighted average rate of interest, including on the properties classified as discontinued operations, was 10.5%, 9.0% and 8.4% for the years ended December 31, 2002, 2001 and 2000, respectively.

Substantially all of the Company’s real estate assets are pledged as collateral for the Company’s current outstanding loans.  Mortgages and other debt, including debt secured by the assets discontinued operations, as of December 31, 2002 and 2001, consists of the following (in thousands):

	2002	2001

Mortgage notes payable	$101,883	$102,678
Land contracts and other	1,869	457
	$103,752	$103,135

Debt maturities and principal payments, including debt secured by the assets classified as discontinued operations, due subsequent to 2002 are as follows (in thousands):

	Operating Portfolio	Discontinued Operations

2003	$49,031	$176
2004	1,774	187
2005	8,434	206
2006	3,662	222
2007	568	241
Thereafter	21,297	17,954
	$84,766	$18,986

The JP Morgan Loans, on which the Company is in default, are reflected as a 2003 maturity (see “JP Morgan Loans” above).

Note 9 - Related Party Transactions

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs.  E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini.  During the years ended December 31, 2002, 2001 and 2000, the Company paid premiums totaling approximately $1.1 million, $663,000 and $739,000, respectively, on insurance policies placed by Thilman & Filippini.  This includes insurance premiums for the properties classified as discontinued operations.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a former Director of the Company.  During the years ended December 31, 2002, 2001 and 2000 the Company incurred rent expense of $47,000, $53,000 and $95,000, respectively.

Prime Retail, Inc. (“Prime”), of which Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors, has guaranteed the Beal Bank Loan II up to a maximum amount of $4,000,000 (the “Prime-Beal Guaranty”).  The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5,000,000.  The Company is obligated to make quarterly payments of $15,000 to Prime as long as this guaranty is in effect.  Prime had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the “Prime Guarantee”).  In connection with the Prime Guarantee, HGP paid Prime a fee of $400,000 per annum from June 15, 1998 through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee.  From June 15, 2001 through June 15, 2002, the Company paid Prime an annual fee of $150,000.  Pursuant to the Prime Guarantee, Prime is also the guarantor of the indebtedness related to the Company’s corporate office building, which had a balance of $2.3 million as of December 31, 2002.

On April 18, 2000, the Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc.  The Prime Group, Inc. is an affiliate of Michael W. Reschke, a Director of the Company.  The interest rate on the loan was at 10% and was secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group, Inc.’s ownership interest in Prime Outdoor, LLC, and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates.  The loan was approved by a committee of independent directors of the Company.  The loan was repaid on June 9, 2000.

On December 27, 2002, HGPI sold 145,349 units of Horizon Group Properties, LP to Howard Amster, a Director of HGPI, for aggregate consideration of $750,000, or $5.16 per unit.  HGPI may consider additional sales of units in Horizon Group Properties, LP to Mr. Amster or others in the future.

Note 10 - Shareholders’ Equity

The authorized capital stock of HGPI consists of 50,000,000 shares of common stock, 50,000,000 shares of preferred stock, and 50,000,000 shares of excess stock which consists of 25,000,000 shares of excess common stock and 25,000,000 shares of excess preferred stock, each $.01 par value per share.  Each share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors, and, except as provided with respect to any other class or series of stock, the holders of HGPI common stock will possess exclusive voting power.  There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding HGPI common stock can elect all of the directors then standing for election.  Holders of HGPI common stock have no preference, conversion, exchange, sinking fund, redemption or appraisal rights and have no preemptive rights to subscribe for any securities of HGPI.  There are no shares of preferred stock or excess stock currently issued and outstanding.

Note 11 - Segment Information

During the years ended December 31, 2002, 2001 and 2000, the Company operated twelve shopping centers located in nine states, thirteen shopping centers located in ten states and fourteen shopping centers located in eleven states, respectively, including one shopping center which is classified as discontinued operations at December 31, 2002 and 2001.  The Company separately evaluates the performance of each of its centers.  However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment.  The Company evaluates performance and allocates resources primarily based on the Funds From Operations (“FFO”) expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, but may not be comparable to other REITs if they do not define similarly entitled items exactly as the Company defines them.  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States (“GAAP”)) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to either net income or cash flows from operating activities computed under accounting principles generally accepted in the United States.

A reconciliation of the loss before minority interests to diluted FFO is as follows:

	For the year ended
	December 31, 2002	December 31, 2001	December 31, 2000

Net loss	$(21,663)	$(19,398)	$(2,890)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	(3,900)	(3,393)	(537)
Loss before minority interests	(25,563)	(22,791)	(3,427)

Adjustments for depreciation and amortization	5,227	5,958	5,376
Provision for impairment	17,027	18,000	1,568
FFO	$(3,309)	$1,167	$3,517

The line item entitled general and administrative expenses on the Company’s statements of operations represents corporate level general and administrative expenses.

Note 12 – Property Dispositions

On November 9, 2000, the Company sold an outparcel at its power center in Norton Shores, Michigan.  A gain on sale of $239,000 is reflected on the statement of operations, net of minority interests, for the year ended December 31, 2000.

On January 26, 2001, the Company sold its outlet center in Dry Ridge, Kentucky for $2.5 million.  The net proceeds were used to reduce the outstanding balance on the HGP Credit Facility (See Note 8).  In conjunction with the disposition, the Company acquired replacement property in Roseville, Michigan in a transaction structured as a tax deferred exchange under the provisions of Sections 1031 of the Code.

In May 2001, the Company sold 18.8 acres of vacant land in Norton Shores, Michigan.  The proceeds of this transaction were approximately $1.7 million, with a gain recognized on the transaction of $913,000.  A portion of the Norton Shores land was subject to a land contract totaling $125,000, which was paid off at the time of the sale.

In July 2001, the Company sold one acre of land ancillary to its center in Holland, Michigan for $50,000. The Company recognized a gain of $42,000 on the sale.

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

On November 8, 2001, the Company sold a 1.3 acre outparcel at its power center in Norton Shores, Michigan for approximately $627,000.  A gain of $394,000 was recognized on the transaction.  The purchaser assumed a portion of special road assessments on the land which totaled approximately $40,000.

On January 25, 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri.  The proceeds from this sale were $235,000 and a loss on sale of $1,000 was recognized.  This land was classified as held for sale on the Company’s balance sheet at December 31, 2001.

On February 15, 2002, a tenant exercised its option to purchase the land subject to its ground lease at Lakeshore Marketplace in Norton Shores, Michigan.  The proceeds from this sale were $373,000 and a gain on sale of $156,000 was recognized.  This land was classified as held for sale on the Company’s balance sheet at December 31, 2001.

In September 2002, the Company sold excess office furniture to a tenant at the Michigan corporate office for $37,000 resulting in a gain of $22,000.

Note 13 – Discontinued Operations

In accordance with SFAS 144 effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.

The following table is a summary of the results of operations of the properties classified as discontinued operations (in thousands):

	For the year ended December 31,
	2002	2001	2000
Total revenue	$3,328	$3,031	$2,946
Total expenses	3,078	2,374	2,082
Income before minority interests	250	657	864
Minority interests	(38)	(99)	(134)
Income from discontinued operations	$212	$558	$730

Note 14 – Subsequent Events

On March 13, 2003, HGPI sold 261,628 limited partner units in HGP LP to Pleasant Lake Apts., Ltd., an affiliate of Howard M. Amster, a director and principal shareholder of HGPI, for aggregate consideration of $1.35 million, or $5.16 per unit.  On March 14, 2003, the Company used $1.3 million of the proceeds from the sale to fund a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”).  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  Pursuant to the loan agreement, the Company is obligated to  negotiate an option to acquire an additional 48.75% ownership interest in Huntley.  Huntley and Retail Partners are owned by The Prime Group, Inc.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of The Prime Group, Inc. and has a net profits interest in Huntley.

In February 2003, the Company signed a contract for $1.4 million with a general contractor for the construction of a second phase at its outlet center in Tulare, California.

HORIZON GROUP PROPERTIES, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

(in thousands)

		Initial Cost to Company(3)		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried Close of Period				Year of Construction/ Acquisition

						Land	Buildings and Improvements	Total (7)(8)	Accumulated Depreciation (6)(9)
Property	Encumbrance (2)	Land	Buildings and Improvements	Land	Buildings and Improvements
Holland	$3,395	$623	$4,468	$—	$475	$623	$4,943	$5,566	$799	1988/1998

Laughlin	12,510	8	20,367	2,500	870	2,508	21,237	23,745	3,353	1996/1998

Medford	7,362	242	11,046	—	1,598	242	12,644	12,886	2,095	1991/1998

Monroe	7,000	427	8,610	—	1,478	427	10,088	10,515	1,798	1987/1998

Lakeshore(4)	15,824	—	—	—	—	—	—	—	—	1995/1998

Sealy	10,821	150	647	—	2	150	649	799	—	1995/1998

Somerset	2,587	100	157	—	325	100	482	582	—	1990/1998

Traverse City	5,003	899	4,607	—	758	899	5,365	6,264	940	1990/1998

Tulare	8,984	1,350	7,917	—	417	1,350	8,334	9,684	1,387	1995/1998

Warrenton	5,149	1,032	13,265	—	267	1,032	13,532	14,564	2,066	1993/1998

Daleville	10,619	145	568	—	5	145	573	718	—	1994/1998

Gretna	7,228	250	3,637	—	13	250	3,650	3,900	—	1993/1998

Miscellaneous / Corporate(1)(5)	7,270	991	3,324	126	644	1,117	3,968	5,085	997	1995/1998

Total	$103,752	$6,217	$78,613	$2,626	$6,852	$8,843	$85,465	$94,308	$13,435

HORIZON GROUP PROPERTIES, INC.

SCHEDULE III – NOTES

DECEMBER 31, 2002

(in thousands)

(1)                                  Includes $703,700 of cost and $606,000 of accumulated depreciation for furniture and equipment for the corporate office building.

(2)                                  See description of mortgage, notes and loans payable in Note 8 of the Notes to Consolidated Financial Statements.

(3)                                  Includes $35.0 million of impairment charges recorded on the Daleville, Gretna, Sealy and Somerset properties, including $100,000 related to an outparcel adjacent to one of the properties.

(4)                                  Lakeshore Marketplace is classified as discontinued operations on the Company’s balance sheets.

(5)                                  The single tenant building in Roseville, Michigan, which is leased to Petsmart, Inc. is classified as discontinued operations on the Company’s balance sheets.

(6)                                  Depreciation of the Company’s investment in buildings and improvements reflected in the statements of operations is calculated over the estimated useful lives of the assets as follows:

Buildings	31.5 years
Improvements	Shorter of 10 years or lease term

(7)                                  The aggregate cost of property included above for federal income tax purposes approximated $221.8 million as of December 31, 2002.

(8)                                  The following table reconciles the Real Estate Properties from January 1, 2000 to December 31, 2002:

	Years ended
	December 31, 2002	December 31, 2001	December 31, 2000

Balance, beginning of period	$113,931	$133,270	$136,269
Additions during period:
Improvements of existing properties	488	987	1,730
Acquisitions	2,500	—	—
Retirements	(346)	(2,536)	(383)
Write down to net book value	(5,739)	—	(310)
Transfer of assets held for sale	—	—	(2,468)
Write down for impaired property	(16,526)	(17,790)	(1,568)

Balance, end of period	$94,308	$113,931	$133,270

(9)           The following table reconciles the accumulated depreciation from January 1, 2000 to December 31, 2002:

	Years ended
	December 31, 2002	December 31, 2001	December 31, 2000

Balance, beginning of period	$15,348	$11,061	$6,653
Addition during period - Depreciation	4,116	4,939	4,940
Write down to net book value	(5,739)	—	(310)
Retirements during period	(290)	(652)	(222)

Balance, end of period	$13,435	$15,348	$11,061

The tables shown in Notes 8 and 9 above have been changed to reflect the reclassification of the power center located in Norton Shores, Michigan and the single tenant building in Roseville, Michigan leased to Petsmart, Inc. and other parcels of land, in both 2001 and 2000 of net real estate assets of $13,731 and $11,594, respectively, from real estate assets to discontinued operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS
WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE
OFFICERS OF THE COMPANY

Executive Officers

The following table sets forth the names, positions and, as of December 31, 2002, ages of the executive officers of the Company:

Name	Position	Age

Gary J. Skoien	Chairman of the Board, President, and Chief Executive Officer	48

David R. Tinkham	Senior Vice President, Chief Financial Officer, Secretary	47

Andrew F. Pelmoter	Senior Vice President of Leasing	40

Thomas A. Rumptz	Senior Vice President of Asset and Property Management	42

GARY J. SKOIEN.  Gary J. Skoien has served as Chairman of the Board, President, Chief Executive Officer and a Director since June 1998.  Mr. Skoien also serves, and has served since 1994, as Executive Vice President and Chief Operating Officer of The Prime Group, Inc. (“PGI”) where he is responsible for the land development division and corporate management functions.  Prior to this role, Mr. Skoien served as Senior Vice President and Chief Operating Officer of the Retail Division of PGI (currently Prime Retail, Inc.) from 1992 to 1993.  From 1983 to 1991, Mr. Skoien was the Executive Director of The Illinois Capital Development Board and from 1980 to 1983, Mr. Skoien was an Assistant to the Illinois Governor.  Mr. Skoien is a director of Prime Retail, Inc., Vice Chairman of the Board of Trustees of Northern Illinois University, on the Board of Directors of the Chicagoland Chamber of Commerce and the Vice Chairman of the Civic Federation.  Mr. Skoien received his A.B. CUM LAUDE from Colgate University and received his Master of Public Policy from the University of Michigan.

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

ANDREW F. PELMOTER.  Andrew F. Pelmoter has served as Senior Vice President of Leasing since February 1999.  Prior to his employment with HGP, Mr. Pelmoter was Director of Leasing for Horizon from 1997 to 1998.  Prior to joining Horizon, Mr. Pelmoter was employed for 11 years with Mills Corporation, where he held numerous positions, including Director of Leasing, Director of Lease Administration, and Senior Leasing Executive.  Mr. Pelmoter graduated from the University of Delaware with a Bachelor’s Degree in Business Administration.

THOMAS A. RUMPTZ.  Thomas A. Rumptz has served as Senior Vice President of Asset and Property Management since June 1999 and Senior Vice President of Real Estate since June 1998.  Mr. Rumptz’s role with HGP includes responsibility for property operations, development, disposition of residual land, construction and human resources.  For eight years prior to his employment at HGP, Mr. Rumptz worked for the predecessor company, Horizon Group, Inc., where he held many different positions including Controller, Vice President of Finance, and most recently, Vice President of Real Estate.  Prior to working for Horizon Group, Inc., Mr. Rumptz served as Manager of Investment Real Estate for Foremost Insurance.  Mr. Rumptz received his MBA from Grand Valley State University and a Bachelor of Business Administration from the University of Michigan.  Mr. Rumptz is a member of the International Council of Shopping Centers and possesses a State of Michigan real estate license.

Board of Directors

The following table sets forth the names, term, principal occupations and, as of December 31, 2002, ages of the Board of Directors of the Company.

Name	Term as Director Expires	Age	Principal Occupation, Name of Organization, and Offices and Positions with the Company

Gary J. Skoien	2004	48	Chairman of the Board, President and Chief Executive Officer of the Company, Director of the Company

Howard M. Amster	2005	55	Real Estate Professional, Director of the Company

Governor Jim Edgar	2003	57	Distinguished Fellow at the University of Illinois Institute of Government and Public Affairs, Director of the Company

Margaret A. Gilliam	2005	63	President of Gilliam & Co., Director of the Company

E. Thomas Thilman	2005	61	Partner of Thilman & Filippini, Director of the Company

HOWARD M. AMSTER.  Mr. Amster is an owner and operator of multiple real estate investments.  Since March 1998, Mr. Amster has served as President of Pleasant Lake Apts. Corp, a corporate general partner of Pleasant Lake Apts. Limited Partnership, a real estate partnership.  Mr. Amster has also been a Securities Principal with Ramat Securities Ltd., a securities brokerage firm, since June 2000.  From 1992 to June 2000, Mr. Amster was an investment consultant with First Union Securi9ties (formerly EVEREN Securities and formerly Kemper Securities).  Mr. Amster serves as a director of the following public companies:  Astrex, Inc., Wiltshire Financial Services Group, Inc. and Prime Retail, Inc.  Mr. Amster was formerly a Trustee of CleveTrust Realty Investors, a former real estate company.

GOVERNOR JIM EDGAR.  Governor Edgar is currently a Distinguished Fellow at the University of Illinois Institute of Government and Public Affairs where he is also a teacher and lecturer.  He has been in this position since January 1999.  He was appointed to the Board of Directors of the Company in March 2000.  He was also a Resident Fellow at the John F. Kennedy School of Government at Harvard University in the 1999 fall semester.  Gov. Edgar served as Governor of Illinois from January 14, 1991 through January 11, 1999.  Prior to his election, Gov. Edgar served as Illinois Secretary of State from 1981 to 1991.  Gov. Edgar’s retirement from public office marked 30 years of state government service.  Gov. Edgar serves of the Boards of Directors of Kemper Insurance Companies, Scudder Mutual Funds, John B. Sanfilippo & Sons, Inc., Clayton Residential Home, Inc., Youbet.com, B & D Hotel Corporation, Alberto-Culver Company and the Board of Directors of the Association of Governing Boards of Universities and Colleges.  He is also a member of the Board of Directors of the National Center for Public Policy and Higher Education.

MARGARET A. GILLIAM.  Ms. Gilliam is President of Gilliam & Co., which she founded in 1997.  Gilliam & Co. advises potential investors in both public and private situations, and individual businesses on strategic initiatives.  From 1975 to 1997, Ms. Gilliam oversaw investment research in retail and soft goods industries where her most recent title was Director – Equity Research for Credit Suisse First Boston.  Ms. Gilliam is a director of Harold’s Stores, Inc. and Mayor’s Jewelers, Inc.  Ms. Gilliam is a graduate of McGill University and The Harvard-Radcliffe Program in Business Administration.

E. THOMAS THILMAN.  Since the founding of Thilman & Filippini in 1980, Mr. Thilman has been a partner.  Thilman & Filippini is a Chicago-based insurance brokerage and consulting agency.  Mr. Thilman received his M.B.A. from the University of Chicago and a bachelors in Business from the University of Notre Dame.  Mr. Thilman is a Certified Public Accountant.

Michael W. Reschke was a Director of the Company from the Company’s inception through July 31, 2002 when he resigned his position in connection with Mr. Amster’s purchase of the interests in the HGPI and HGP LP previously held by The Prime Group, Inc. and its affiliated entities.  The Prime Group, Inc. is a private company of which Mr. Reschke is Chairman, Chief Executive Officer and principal shareholder.

The Board of Directors held six meetings during the year ended December 31, 2002.  All directors attended at least 75% of the meetings of the Board and committee meetings on which they served.  The Company has three standing committees of the Board of Directors, the Audit Committee, the Executive Compensation and Stock Incentive Plan Committee and the Executive Committee, each of which is described further below.

Audit Committee

The Audit Committee, which consists of Governor Edgar, Ms. Gilliam and Mr. Thilman, held one meeting during the year ended December 31, 2002.  The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews any recommendations made by the Company’s auditors regarding the Company’s accounting methods and the adequacy of its system of internal control and reviews any related party transactions.  The Company has determined that each of the members of the Audit Committee is an “independent director” as that term is defined by the National Association of Securities Dealers.

Executive Compensation and Stock Incentive Plan Committee

The Executive Compensation and Stock Incentive Plan Committee (the “Compensation Committee”), which consists of Ms. Gilliam and Mr. Thilman, determines the compensation paid to executives of the Company, grants employee stock options and makes other determinations regarding the administration of employee stock option plans, approves management incentive (bonus and long-term) plans and determines the standards of performance for incentive payments.  The Compensation Committee held one meeting during the year ended December 31, 2002.  Prior to his resignation from the Board of Directors in July 2002, Mr. Reschke was also a member of the Compensation Committee.

Executive Committee

The Executive Committee, which consists of Mr. Amster and Mr. Skoien, makes recommendations to the Board of Directors of the Company with respect to significant dispositions and financings of the Company’s properties and potential significant acquisitions of additional properties.  The Executive Committee did not meet during the year ended December 31, 2002.

Compensation of Directors

Directors who are not officers of or employed by the Company (“Non-employee Directors”) are paid an annual fee of $15,000 plus a meeting fee of $1,000 for each meeting of the Board of Directors and $500 for each committee meeting, and receive reimbursement for their out-of-pocket expenses.  Each Non-employee Director received an option to purchase 10,000 shares of Common Stock under the Company’s 1998 Long-term Stock Incentive Plan on the date he or she was elected to the Board of Directors.  An additional grant to purchase 7,500 shares was made to each Director in August 2000.  Mr. Amster did not receive either of these grants since he did not become a member of the Board of Directors until 2001.

ITEM 11 – EXECUTIVE COMPENSATION

The following table shows the compensation of the Company’s five most highly compensated executive officers, including the Chief Executive Officer, during the year ended December 31, 2002 (the “Named Officers”).

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Stock Options	All Other Compensation(1)
Gary J. Skoien	2002	$225,000	$22,000	$8,000	—	$37,626
Chief Executive Officer	2001	225,000	55,000	5,296	—	—
	2000	225,000	90,000	5,452	39,000	—

David R. Tinkham	2002	160,000	19,200	8,000	—	26,758
Chief Financial Officer	2001	157,692	41,000	5,100	—	—
	2000	145,000	58,000	2,100	19,000	—

Andrew F. Pelmoter	2002	160,000	12,800	7,552	—	17,837
Senior Vice President	2001	155,038	24,000	4,618	—	—
	2000	145,000	58,000	3,580	17,500	—

Thomas A. Rumptz	2002	137,000	13,120	7,145	—	18,469
Senior Vice President	2001	132,000	25,200	5,100	—
	2000	129,087	60,000	2,721	17,500	—

Terri J. Springstead	2002	104,000	50,000	5,656	—	13,008
Vice President	2001	100,000	11,500	5,100	—	70,000
	2000	85,000	20,000	4,050	—	30,000

Note:

(1)  Other compensation represents HGP LP unit grants to key employees in 2002 and retention payments made to Ms. Springstead in 2001 and 2000.

Option Grants in Fiscal 2002, 2001 and 2000

There were no stock option grants during fiscal 2002 and 2001 for the Named Officers.  The following table sets forth certain information concerning stock option grants during fiscal 2000 for each of the Named Officers.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5%	10%
Gary J. Skoien	39,000	41.94%	$3.40	8/28/10	$83,391	$211,330
David R. Tinkham	19,000	20.43%	$3.40	8/28/10	40,627	102,956
Andrew F. Pelmoter	17,500	18.82%	$3.40	8/28/10	37,419	94,828
Thomas A. Rumptz	17,500	18.82%	$3.40	8/28/10	37,419	94,828

Note:

(1)  The amounts shown above for each of the Named Officers as potential realizable values are based on assumed annualized rates of stock price appreciation of 5% and 10% over the full ten year term of the options, as required by the applicable regulations of the Securities and Exchange Commission.  Actual gains, if any, on stock option exercises and common stock holdings will be dependent on the future performance of the Company and overall stock market conditions.

Equity Compensation Plans

The Company has adopted a long term stock incentive plan (see Note 6 to the Consolidated Financial Statements) and has granted a series of individual grants pursuant to individual agreements not pursuant to a plan. The following table shows information related to the Company’s equity compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	308,500	$5.12		30,400
Equity compensation plans not approved by security holders	43,695		(A)		(A)
Total	352,195	$5.12		30,400

Note:

(A)  The Company issued Units of HGP LP to officers and key employees that are convertible into Common Stock of the Company on a one for one basis.  Such conversion right is first effective on September 17, 2003.

Employment Contracts

The Company has entered into employment agreements with Mr. Skoien and Mr. Tinkham dated as of June 15, 1998 and amended as of August 29, 2000.  The employment agreements provide that these individuals will receive minimum cash compensation of $225,000 and $140,000, respectively, per annum plus annual performance bonuses determined by the HGP Compensation Committee and other employee benefits.  Each of the employment agreements provide for an initial three-year term and automatically extends for one year terms unless either party gives, prior to 120 days before the end of the respective renewal term, written notice of its intention to terminate the agreement.  The employment agreements contain non-competition provisions which generally prohibit these executives from directly or indirectly competing with the business of the Company during the term of employment and for a two year period after termination “without good reason” by the employee or for a one year period after termination under other circumstances.  If the employment of these individuals is terminated after a “change in control” (as such term is defined in the respective contracts), the individual is entitled to a lump sum payment in an amount equal to two times the annual salary and last performance bonus for Mr. Skoien and one and one-half times annual salary and the last performance bonus for Mr. Tinkham.  Additionally, Mr. Skoien is permitted to continue certain responsibilities he has with The Prime Group, Inc.  The Company has also entered into agreements with Messrs. Pelmoter and Rumptz which provides for payments based on the closing of certain capital transactions with respect to the Company’s shopping centers.  The agreements also provide for severance benefits in the event their employment is terminated prior to December 31, 2005 for Mr. Pelmoter and June 30, 2003 for Mr. Rumptz.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors, which is required to have a majority of outside directors who are neither employees nor officers of the Company, is charged with determining compensation for the Company’s executive officers and to implement and administer the Company’s Long-term Stock Incentive Plan.  Ms. Gilliam and Mr. Thilman currently serve on the Compensation Committee.  Prior to his resignation from the Board of Directors, Mr. Reschke was also a member of the Compensation Committee.  See “Compensation of Directors”.

No executive officer of the Company served as a Director or member of (1) the Compensation Committee of another entity in which one of the executive officers of such entity served on the Company’s Compensation Committee, (2) the Board of Directors or another entity in which one of the executive officers of such entity served on the Company’s Compensation Committee, or (3) the Compensation Committee of any other entity in which one of the executive officers of such entity served as a member of the Company’s Board of Directors, during the year ended December 31, 2002.

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs.  E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini.  During the year ended December 31, 2002, the Company paid premiums totaling approximately $1.1 million for insurance policies placed by Thilman & Filippini.

Report of Compensation Committee

Compensation of the Chairman, President and Chief Executive Officer and the four other most highly compensated executive officers of the Company is determined by the Compensation Committee of the Board of Directors.  The Compensation Committee was formed in June 1998 in connection with the initial operations of the Company.  The current members of the Compensation Committee are Ms. Gilliam and Mr. Thilman.

The Company’s compensation programs are designed to attract and retain highly qualified individuals while providing the economic incentive necessary to achieve the Company’s performance goals.  The Company intends to maintain compensation policies, plans and programs which will reward management and provide additional incentives for the enhancement of cash flows, and consequently real property and shareholder values.  The Compensation Committee believes that, through their ownership of equity interests in the Company, the Operating Partnership and the grant of incentive share options in the Company, as applicable, the financial interests (and net worth) of the Company’s senior executives are aligned with the interests of the shareholders.

While the Compensation Committee will continue to evaluate the compensation practices of the Company’s industry peer group as an important factor in determining executive compensation, the Company’s achievement of its performance goals and the contribution of senior executives to such achievement will greatly influence whether the Company’s compensation program remains at or exceeds the median or its peer group.  The peer group of companies identified by the Compensation Committee is further described in the Performance Graph.

The Company’s executive compensation programs consist of the following components:

•                       Employment agreements with its most senior executives setting base salary at fixed levels, and containing such other provisions, sufficient to attract and retain employees capable of contributing to the Company’s performance objectives with discretionary increases by the Compensation Committee after review at least annually;

•                       Incentive bonuses determined by the Board of Directors or the Compensation Committee upon achievement of such corporate and individual performance goals and objectives as may be determined by the Board of Directors or the Compensation Committee, in order to reward executive officers for attaining performance goals;

•                       Unit grants and share options with scheduled vesting periods to align the interests of the executive with those of the Company’s share holders; and

•                       Participation in other benefit programs available to employees generally.

The Company has entered into Employment Agreements with its Chairman, President and Chief Executive Officer and its Chief Financial Officer.  The Employment Agreements established annual base salaries of not less than $225,000 for the Chairman, President and Chief Executive Officer and not less than $140,000 for the Chief Financial Officer.  See “Executive Compensation – Employment Contracts”.  As provided in the Employment Agreements, annual base salary adjustments will be made by the Compensation Committee based on individual performance reviews as well as other market factors.  The Committee established annual salaries for Messers. Skoien and Thinkham of $225,000 and $160,000, respectively, for the period March 1, 2003 to March 1, 2004.  The Company has also entered into agreements with Messers. Pelmoter and Rumptz which provide for contingent bonus payments based on the closing of certain capital transactions involving the Company’s shopping centers.  The agreements also provide for severance benefits in the event their employment is terminated prior to December 31, 2005 for Mr. Pelmoter and June 30, 2003 for Mr. Rumptz.

Executive officers are eligible to receive annual performance bonuses.  The amount of any executive officer’s bonus is based upon each individual’s contributions to the Company’s achievement of financial and operating goals and, to a lesser degree, factors such as leadership and contribution to strategy development.  The Compensation Committee will continue to establish overall performance goals for the Company based primarily on the growth in funds from operations; satisfaction of expansion, development, operating the occupancy goals; and the relative performance of the Company in comparison with its industry peer group.

The Compensation Committee decided to defer the payment of the annual performance bonus to Messers. Skoien, Tinkham, Pelmoter and Rumptz related to calendar 2002 until the completion of certain transactions.

The Internal Revenue Code of 1986, as amended, limits the ability of a publicly-held corporation such as the Company to deduct compensation for its Chief Executive Officer and the four highest paid officers other than the Chief Executive Officer in excess of $1,000,000 per individual, per year.  Performance-based compensation is not counted toward the $1,000,000 limit.  It is the Company’s policy to take this rule into account in setting the compensation of its affected executives.  The Company will not be denied any deduction under Section 162(m) for compensation paid during its taxable year ending December 31, 2002.  Based upon proposed Treasury regulations, bonuses payable to the company’s executives under their current employment agreements and compensation attributable to options (both statutory and non-statutory) granted under the Long-term Stock Incentive Plan may be considered as compensation subject to the Section 162(m) limitation.  Accordingly, it is possible that in some future year some portion of the compensation to a Company executive will not be tax deductible under Section 162(m).

This will depend upon the market price for he Company’s shares on the date the non-statutory options are exercised and the number of non-statutory options exercised in any one taxable year.

Margaret A. Gilliam
E. Thomas Thilman
Members of Compensation Committee March 24, 2003

Performance Graphs

The following performance graphs compare the Company’s performance to the Russell 2000 and a peer group of companies engaged in the ownership of factory outlet centers.  This group consists of Prime Retail, Inc., Chelsea GCA Realty, Inc., Konover Property Trust, Inc., and Tanger Factory Outlet Centers, Inc.  Share price performance is for the period from June 16, 1998 through December 31, 2002.  On June 25, 2002, Konover Property Trust, Inc. merged with and was acquired by PSCO Acquisition Corp.  Konover Property Trust, Inc. was formerly a member of the Company’s peer group.  The graph line below labeled “Peer Group I” includes the original members of the peer group.  The line labeled “Peer Group II” excludes Konover Property Trust, Inc.  All share price performance assumes an initial investment of $100 at the beginning of the period and assumes the reinvestment of any dividends.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN
 OWNERS AND MANAGEMENT

Principal Shareholders

The following tables sets forth information as of March 17, 2003 regarding the beneficial ownership of Common Stock by each Director and Named Officer (as defined herein) of the Company, by all Directors and executive officers of the Company as a group, and by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock.  Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person has sole voting and investment power.  The number of shares represents the number of shares of Common Stock the person holds or the number of Common Units held by each person which are exchangeable for shares of Common Stock.  The extent to which a person holds Common Units as opposed to Common Stock is set forth in the footnotes.

Name and Address of Beneficial Owner(1)	Number of Shares/ Common Units Beneficially Owned(2)	Percentage Ownership of Outstanding Common Stock(3)	Percentage Ownership of Outstanding Common Stock/Units(4)

Howard M. Amster(5)	1,668,694	29.90%	36.58%
25812 Fairmont Boulevard
Beachwood, Ohio 44122

Thomas G. Berlin(6)	282,859	9.86%	7.35%
37500 Eagle Road
Willoughby Hills, Ohio 44094

Governor Jim Edgar	14,800	*	*

Margaret A. Gilliam	14,800	*	*

E. Thomas Thilman	19,800	*	*

Gary J. Skoien	220,298	7.34%	5.73%

David R. Tinkham	94,262	3.21%	2.45%

Andrew F. Pelmoter	49,686	1.70%	1.29%

Thomas A. Rumptz	28,010	*	*

Terri J. Springstead	4,730	*	*

Directors and officers of the Company as a group (8 persons)	2,115,080	40.71%	48.18%

*  Less than one percent

Notes:

(1)          All of the Directors and executive officers of the Company may be contacted c/o Horizon Group Properties, Inc., 77 W. Wacker Drive, Suite 4200, Chicago, Illinois  60601.

(2)          The beneficial ownership of shares of Common Stock reported herein is based upon filings with the Securities and Exchange Commission (the “Commission”) pursuant to certain provisions of the Exchange Act and is subject to confirmation by the Company that such ownership does not violate the ownership restrictions in the Company’s Charter.  “Beneficial ownership” is defined differently in Rule 13d-3 under the Exchange Act and the Code.  The ownership of Common Units reported herein is derived from the transfer records maintained by the transfer agent for Horizon Group Properties, L.P. (the “Operating Partnership”) and on information provided by certain limited partners of the Operating Partnership.  Information presented includes Common Stock issuable upon exercise of Stock Options which have vested or will vest within 60 days of March 17, 2003 as follows:  Gov. Edgar 11,200; Ms. Gilliam 14,800; Mr. Thilman 14,800; Mr. Skoien 114,960; Mr. Tinkham 47,160; Mr. Pelmoter 41,200 and Mr. Rumptz 19,200.

(3)          Information presented assumes exchange or conversion only of Common Units owned by such beneficial owner for shares of Common Stock.  The Common Units may be exchanged on a one-for-one basis for Common Stock (or, at the Company’s election, cash of an equivalent value) at any time.  Percentage ownership reflects the limitation on share ownership applicable to Mr. Amster (See footnote 5 below).

(4)          Information presented assumes exchange or conversion of all outstanding Common Units for shares of Common Stock.  It excludes the 261,628 Common Units as to which Mr. Amster has waived the right to convert into Common Stock.

(5)          Information presented is based on Form 4 filed with the Securities and Exchange Commission on March 13, 2003 by Howard M. Amster and certain affiliates.  This Form 4 indicates that Mr. Amster directly owns 658,557 shares of Common Stock and 444,223 Units and may be deemed the beneficial owner of an additional 158,937 shares of Common Stock and 406,977 Units by virtue of his relationships with the following persons, each a holder of Common Stock of HGPI or of Units of HGP LP:  Amster Limited Partnership, Amster Trading Company, Pleasant Lake Apts. Corp., Pleasant Lake Apts. Limited Partnership and Ramat Securities Ltd.  Mr. Amster is subject to an ownership limit of 29.9% of the total outstanding shares of HGPI.  Accordingly, a portion of the Common Units owned or controlled by Mr. Amster are not currently convertible into Common Stock based on this ownership limit.  In addition, Mr. Amster has waived the right to convert 261,628 Common Units into Common Stock.

(6)          Information presented is based on Schedule 13D filed with the Securities and Exchange Commission on November 15, 2001 by Thomas G. Berlin (“Berlin”) and certain affiliates.  This Schedule 13D indicates that Berlin directly owns 138,900 shares of Common Stock and may be deemed the beneficial owner of an additional 143,959 shares of Common Stock by virtue of his relationships with the following persons, Berlin Capital Growth, L.P. (“BCG”) and Berlin Financial, Ltd. (“BFL”).  BCG holds the 143,959 shares of Common Stock, BFL is the general partner of BCG, and Berlin is the sole member of BFL.  This Schedule 13D indicates that each of Berlin and BFL disclaims beneficial ownership of the others’ shares of Common Stock.

Section 16(a) – Beneficial Ownership Report Compliance

The Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 were complied with in fiscal 2002.

ITEM 13 – CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

Prime Retail, Inc. (“Prime”), of which Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors, has guaranteed the Beal Bank Loan II up to a maximum amount of $4,000,000 (the “Prime-Beal Guaranty”).  The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5,000,000.  The Company is obligated to make quarterly payments of $15,000 to Prime as long as this guaranty is in effect.  Prime had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the “Prime Guarantee”).  In connection with the Prime Guarantee, HGP paid Prime a fee of $400,000 per annum from June 15, 1998 through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee.  From June 15, 2001 through June 15, 2002, the Company paid Prime an annual fee of $150,000.  Pursuant to the Prime Guarantee, Prime is also the guarantor of the indebtedness related to the Company’s corporate office building, which had a balance of $2.3 million as of December 31, 2002.

The Company has an ongoing relationship with respect to insurance brokerage services with Thilman & Filippini, a general partnership in which Mr. Thilman, a Director of the Company, is a general partner.  Thilman & Filippini provides insurance brokerage services for the Company in connection with the Company’s insurance programs and Thilman & Filippini receives commissions on the sale of such policies and related products.  During the years ended December 31, 2002, 2001 and 2000 the Company paid premiums totaling approximately $1.1 million, $663,000 and $739,000.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from an affiliate of Michael W. Reschke, a former Director of the Company.  During the years ended December 31, 2002, 2001 and 2000 the Company incurred rent expense of $47,000, $53,000 and $95,000, respectively.

Gary J. Skoien, Chairman, President and Chief Executive Officer of the Company, is also the Executive Vice President and Chief Operating Officer of The Prime Group, Inc.  Mr. Skoien’s responsibilities with respect to this employment are primarily related to the Huntley project, a mixed-use development project located in suburban Chicago.  Mr. Reschke, a former Director of the Company, is Chairman and chief Executive Officer of The Prime Group, Inc.  The Prime Group, Inc. is a large stockholder in Prime Retail, Inc. which owns, operates and develops factory outlet centers and may be considered to be in competition with the Company.

On April 18, 2000, the Company made a $1.5 million loan to Prime Outdoor, LLC, an affiliate of Prime Group, Inc.  The Prime Group, Inc. is an affiliate of Michael W. Reschke, a former Director of the Company.  The interest rate on the loan was at 10% and was secured by a pledge of all of the unencumbered assets of Prime Outdoor, LLC, Prime Group, Inc.’s ownership interest in Prime Outdoor, LLC, and 410,783 units in Horizon Group Properties, LP owned by Prime Group, Inc. and its affiliates.  The loan was approved by a committee of independent directors of the Company.  The loan was repaid on June 9, 2000.

On December 27, 2002, HGPI sold 145,349 units of Horizon Group Properties, LP to Howard Amster, a Director of HGPI, for aggregate consideration of $750,000, or $5.16 per unit.  HGPI may consider additional sales of units in Horizon Group Properties, LP to Mr. Amster or others in the future.

ITEM 14 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-4(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”).  They have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date and up to the filing date of this Annual Report on Form 10-K.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

(a)          1.  Financial Statements

The financial statements listed in the index as shown under Item 8 are filed as part of this annual report.

2.  Financial Statement Schedules

The financial statement schedule listed in the index as shown under Item 8 is filed as part of this annual report.

3.  Exhibits

The exhibits listed in the index to exhibits as shown under this Item 15(a) are filed as a part of this annual report.

(b)         Reports on Form 8-K

The reports listed in the index to exhibits as shown under this Item 15(b) are filed as a part of this annual report.

Horizon Group Properties, Inc.

Index to Exhibits

(Item 15(a) )

Description

(a)        Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the “Company”)(8)
Exhibit 3(ii)	By-laws of the Company(1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999(4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000(12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001(12)
Exhibit 3(vi)	Amendment to By-laws of the Company dated May 29, 2001(13)
Exhibit 3 (vii)	Articles Supplementary of the Company dated June 7, 2001(17)
Exhibit 3 (viii)	Excepted Holders Certificate dated July 30, 2002(17)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company(1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
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

Exhibit 10.12	Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement with Nomura Asset Capital(2)
Exhibit 10.13	Form of Mortgage, Assignment of Leases and Rents and Security Agreement by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.14	Form of Assignment of Leases and Rents by and between Horizon Group Properties, Inc. and Nomura Asset Capital Corporation(2)
Exhibit 10.15	Guaranty dated as of June 15, 1998 by the Company and Horizon Group Properties, L.P. to and for the benefit of Nomura Asset Capital Corporation(2)
Exhibit 10.16	Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among the Company, Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P.(2)
Exhibit 10.17	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Indianapolis Factory Shops Limited Partnership, and Indiana Factory Shops, L.L.C.(3)
Exhibit 10.18	Assignment and Assumption Agreement, dated as of June 15, 1998 by and among Prime Retail, Inc., Prime Retail, L.P., Nebraska Factory Shops Limited Partnership, and Nebraska Factory Shops L.L.C.(3)
Exhibit 10.19	Form of Option Agreement(3)
Exhibit 10.20

Fixed Rate Note dated as of July 9, 1999 between Gretna, Sealy, Traverse City Outlet Centers, L.L.C. and Morgan Guaranty Trust Company of New York related to the financing of the factory outlet center in Gretna, Nebraska(5)

Exhibit 10.21

Deed of Trust and Security Agreement for the benefit of Morgan Guaranty Trust Company of New York, as lender, from Gretna, Sealy, Traverse City Outlet Centers, L.L.C., as borrower, related to the financing of the factory outlet center in Gretna, Nebraska(5)

Exhibit 10.22	Guaranty for the benefit of Morgan Guaranty Trust Company of New York by Horizon Group Properties, Inc. related to the Gretna, Sealy and Traverse City loans(5)
Exhibit 10.23	Agreement between Andrew F. Pelmoter and the Company(6)
Exhibit 10.24	Agreement of Purchase and Sale and Escrow Instructions dated March 24, 2000 between Third Horizon Group Limited Partnership and Triple Net Properties, LLC.(7)
Exhibit 10.25	First Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 21, 2000(7)
Exhibit 10.26	Second Amendment to Agreement of Purchase and Sale and Escrow Instructions between Third Horizon Group Limited Partnership and Triple Net Properties, LLC, dated as of April 25, 2000(7)

Exhibit 10.27	Promissory Note dated April 18, 2000, between Horizon Group Properties, LP as Lender and Prime Outdoor Group, LLC as Borrower(7)
Exhibit 10.28	Security Agreement dated April 18, 2000, between Horizon Group Properties, LP and Prime Outdoor Group, LLC(7)
Exhibit 10.29

Pledge Agreement by and among Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership(7)

Exhibit 10.30	Collateral Assignment of Membership Interests dated April 18, 2000, between Horizon Group Properties, LP and The Prime Group, Inc.(7)
Exhibit 10.31

Guarantee dated April 18, 2000, between Horizon Group Properties, LP; Prime Group Limited Partnership; Prime Group II, LP; Prime Group III, LP; Prime Group IV, LP; Prime Group V, LP and Prime Financing Limited Partnership(7)

Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC(7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company(7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000(9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000(9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000(10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000(10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001(12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001(12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg(11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc.(14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc.(14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc.(14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc.(14)
Exhibit 10.45

Second Amendment to Loan Agreement and Settlement Agreement dated as of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc.(14)

Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP(14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP(14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc.(14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP(14)
Exhibit 10.50	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001.(15)
Exhibit 10.51	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001.(15)
Exhibit 10.52	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002.(15)
Exhibit 10.53	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001.(15)
Exhibit 10.54

Promissory Note I dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of vacant land in Norton Shores, Michigan and Fruitport Township, Michigan.(16)

Exhibit 10.55	Promissory Note II dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan.(16)
Exhibit 10.56	Commercial Mortgage dated July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan.(16)
Exhibit 10.57	Guaranty Agreement dated July 10, 2002 in favor of Beal Bank, S.S.B. related to the Monroe Outlet Center LLC loans.(16)
Exhibit 10.58

Second Amended and Restated Guaranty and Indemnity Agreement dated July 11, 2002 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. related to the financing of the outlet center in Monroe, Michigan.(16)

Exhibit 10.59

Loan Agreement dated as of July 11, 2002 by and among UBS Warburg Real Estate Investments, Inc., Laughlin Outlet Center LLC, Warrenton Outlet Center LLC and Medford Outlet Center LLC related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.60	Promissory Note dated July 11, 2002 between UBS Warburg Real Estate Investments, Inc. and Laughlin Outlet Center LLC related to the financing of the outlet center in Laughlin, Nevada.(16)

Exhibit 10.61

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the outlet center in Laughlin, Nevada.(16)

Exhibit 10.62

Guarantor Deed of Trust, Assignment of Leases and Rents, Security Agreement and Guaranty dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton Missouri outlet centers.(16)

Exhibit 10.63

Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.64

Cash Management Agreement dated as of July 11, 2002 among Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Wachovia Bank, National Association, UBS Warburg Real Estate Investments Inc., and Horizon Group Properties, L.P. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.65

Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.66

Mezzanine Loan Document dated as of July 11, 2002 by and among Laughlin Holdings LLC, Medford Holdings LLC and Warrenton Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.67	Promissory Note dated July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center.(16)
Exhibit 10.68

Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.69

Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center.(16)

Exhibit 10.70

Guarantor Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.71

Subordinate Cash Management Agreement dated as of July 11, 2002 among Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Wachovia Bank, National Association and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.72

Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the mezzanine financings of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.(16)

Exhibit 10.73	Form of Horizon Group Properties, L.P. Common Unit Award Agreement.(18)
Exhibit 10.74	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated August 21, 2002(18)
Exhibit 10.75	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties, Inc. dated December 23, 2002, regarding the sale of partnership units in Horizon Group Properties, L.P.(19)
Exhibit 10.76	Amendment No.1 to Amended and Restated Agreement of Limited Partnership of Horizon Group Properties, L.P.(20)
Exhibit 10.77	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated December 19, 2002
Exhibit 21	Subsidiaries of the Company.
Exhibit 99.1	Press release issued by the Company on July 15, 2002 regarding the loans provided by Beal Bank, S.S.B. and UBS Warburg Real Estate Investments Inc. on July 11, 2002(16)
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Gary J. Skoien, Chief Executive Officer on March 31, 2003
Exhibit 99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David R. Tinkham on March 31, 2003
Exhibit 99.4	Press release issued by the Company on December 24, 2002 regarding the Company’s agreement to sell limited partner units of Horizon Group Properties, L.P.(19)
Exhibit 99.5	Press release issued by the Company on December 27, 2002 regarding the closing of the Company’s sale of limited partner units in Horizon Group Properties, L.P.(20)

(1)               Incorporated by reference to the Company’s Registration Statement on Form 10, as amended, dated as of June 4, 1998 (Commission file no. 0-24123).

(2)               Incorporated by reference to the Company’s Current Report on Form 8-K dated as of June 30, 1998

(Commission file no. 0-24123).

(3)               Incorporated by reference to the Company’s Form 10-Q dated as of August 14, 1998
(Commission file no. 0-24123).

(4)               Incorporated by reference to the Company’s Form 10-Q dated as of May 17, 1998
(Commission file no. 0-24123).

(5)               Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 3, 1999
(Commission file no. 0-24123).

(6)               Incorporated by reference to the Company’s Form 10-K dated as of  March 6, 2000
 (Commission file no. 0-24123).

(7)               Incorporated by reference to the Company’s Form 10-Q dated as of May 15, 2000
(Commission file no. 0-24123).

(8)               Incorporated by reference to the Company’s Definitive Proxy Statement dated as of July 12, 2000
(Commission file no. 0-24123).

(9)               Incorporated by reference to the Company’s Form 10-Q dated as of November 14, 2000
(Commission file no. 0-24123).

(10)         Incorporated by reference to the Company’s Form 10-K dated as of March 23, 2001
(Commission file no. 0-24123)

(11)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 4, 2001
(Commission file no. 0-24123)

(12)         Incorporated by reference to the Company’s Form 10-Q dated as of May 15, 2001
(Commission file no. 0-24123)

(13)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 29, 2001
(Commission file no. 0-24123)

(14)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 13, 2001
(Commission file no. 0-24123)

(15)         Incorporated by reference to the Company’s Form 10-K dated as of March 28, 2002
(Commission file no. 0-24123)

(16)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 9, 2002
(Commission file no. 0-24123)

(17)         Incorporated by reference to the Company’s Form 10-Q dated as of August 14, 2002
(Commission file no. 0-24123)

(18)         Incorporated by reference to the Company’s form 10-Q dated as of November 14, 2002
(Commission file no. 0-24123)

(19)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 24, 2002
(Commission file no. 0-24123)

(20)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 27, 2002
(Commission file no. 0-24123)

(b)       Reports on Form 8-K

A Form 8-K was filed on December 24, 2002, regarding the Company’s agreement to sell limited partner units in Horizon Group Properties, L.P. to Pleasant Lake Apts., Ltd.

A Form 8-K was filed on December 27, 2002, regarding the closing of the Company’s sale of limited partner units in Horizon Group Properties, L.P. to Pleasant Lake Apts., Ltd. on December 27, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.

	Director and Chairman of the Board,	March 31, 2003
/s/ Gary J. Skoien	President and Chief Executive Officer
Gary J. Skoien	(Principal Executive Officer)

/s/ David R. Tinkham	Chief Accounting and Financial Officer	March 31, 2003
David R. Tinkham	(Principal Financial Officer)

/s/ Margaret A. Gilliam	Director	March 31, 2003
Margaret A. Gilliam

/s/ Jim Edgar	Director	March 31, 2003
Governor Jim Edgar

/s/ E. Thomas Thilman	Director	March 31, 2003
E. Thomas Thilman

/s/ Howard M. Amster	Director	March 31, 2003
Howard M. Amster

CERTIFICATION

I, Gary J. Skoien, certify that:

1.             I have reviewed this annual report on Form 10-K of Horizon Group Properties, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 31, 2003	/s/ Gary J. Skoien
Gary J. Skoien
Chief Executive Officer

CERTIFICATION

I, David R. Tinkham, certify that:

1.             I have reviewed this annual report on Form 10-K of Horizon Group Properties, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 31, 2003	/s/ David R. Tinkham
David R. Tinkham
Chief Financial Officer