Form 10-Q
period 2003-03-31
HORIZON GROUP PROPERTIES INC
filed 2003-05-15
CIK 1060744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

Number of common shares outstanding at  May 12, 2003     2,870,194

HORIZON GROUP PROPERTIES, INC.

Index to Form 10-Q

March 31, 2003

Part I.	Financial Information:

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Statements of Operations of the Company for the Three Months Ended March 31, 2003 and March 31, 2002

Condensed Consolidated Balance Sheets of the Company at March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Cash Flows of the Company for the Three Months Ended March 31, 2003 and March 31, 2002

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information:

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits or Reports on Form 8-K

Signatures

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(thousands, except per share amounts)
REVENUE
Base rent	$3,424	$3,412
Percentage rent	71	47
Expense recoveries	771	760
Other	237	232
Total revenue	4,503	4,451

EXPENSES
Property operating	1,531	1,413
Real estate taxes	517	525
Land leases and other	297	344
Depreciation and amortization	984	1,152
General and administrative	637	633
Interest	2,570	2,630
Total expenses	6,536	6,697

Loss from continuing operations before minority interests	(2,033)	(2,246)

Minority interests	442	334

Loss from continuing operations, net of minority interests	(1,591)	(1,912)

Income from discontinued operations, net of minority interests	240	87
Net gain on sale of real estate, net of minority interests	—	132

Net loss	$(1,351)	$(1,693)

Net Loss Per Common Share:
Basic	$(0.47)	$(0.59)
Diluted	$(0.48)	$(0.59)

Weighted average shares outstanding
Basic	2,870	2,870
Diluted	3,569	3,380

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2003	December 31, 2002
	(thousands)
ASSETS
Real estate - at cost:
Land	$8,835	$8,835
Buildings and improvements	85,515	85,465
Less accumulated depreciation	(14,194)	(13,435)
Total net real estate	80,156	80,865

Cash and cash equivalents	952	1,237
Restricted cash	3,310	2,707
Tenant accounts receivable, net	1,142	1,072
Real estate - discontinued operations	15,318	15,326
Deferred costs (net of accumulated amortization of $960 and $818, respectively)	2,124	2,231
Other assets	2,671	1,239
Total assets	$105,673	$104,677

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgages and other debt	$103,217	$103,752
Accrued interest	8,316	6,741
Accounts payable and other accrued expenses	3,280	3,292
Prepaid rents and other tenant liabilities	1,151	1,170
Other liabilities	1,089	716
Total liabilities	117,053	115,671
Minority interests	(3,441)	(1,966)

Shareholders’ equity (deficit):
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	37,891	35,451
Accumulated deficit	(45,859)	(44,508)
Total shareholders’ equity (deficit)	(7,939)	(9,028)
Total liabilities and shareholders’ equity (deficit)	$105,673	$104,677

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(thousands)

Cash flows from operating activities:
Net loss	$(1,351)	$(1,693)
Net gain on sale of real estate	—	(132)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Minority interests in net loss	(442)	(334)
Minority interests in discontinued operations	59	15
Depreciation	870	1,154
Amortization, including deferred financing costs	199	374
Changes in assets and liabilities:
Restricted cash	(603)	325
Tenant accounts receivable	(70)	266
Deferred costs and other assets	(1,524)	87
Accounts payable and accrued expenses and accrued interest	1,561	752
Other liabilities	373	(13)
Prepaid rents and other tenant liabilities	(19)	(271)
Net cash provided by/(used in) operating activities	(947)	530

Cash flows from investing activities:
Expenditures for building and improvements	(161)	(60)
Net proceeds from sale of real estate	8	601
Net cash provided by/(used in) investing activities	(153)	541

Cash flows from financing activities:
Sale of HGP partnership units	1,350	—
Principal payments on mortgages and other debt	(535)	(781)
Net cash provided by/(used in) financing activities	815	(781)

Net increase/(decrease) in cash and cash equivalents	(285)	290

Cash and cash equivalents:
Beginning of period	1,237	1,096
End of period	$952	$1,386

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

As of March 31, 2003, HGP’s operating portfolio consisted of 11 factory outlet centers located in 9 states comprising an aggregate of approximately 2.2 million square feet of gross leasable area (“GLA”).  The Company also owns one power center which is classified as discontinued operations at March 31, 2003.  Nine of the outlet centers and the power center were contributed by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”) of which HGPI is the sole general partner.  As of March 31, 2003, HGPI owned approximately 72.0% of the partnership interests (the “Common Units”) of HGP LP.  In general, Common Units are exchangeable for shares of Common Stock in HGPI on a one-for-one basis (or for an equivalent cash amount at the Company’s election).

Note 2 - Summary of Significant Accounting Policies

Interim Period Financial Presentation

The condensed consolidated financial statements include the accounts of the Company’s subsidiary, HGP LP, and other wholly owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be achieved in future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries that the Company controls, including HGP LP.  The Company considers itself to control an entity if it is the majority owner of and has voting control over such entity.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement 145, “Recission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 1 and Technical Correction” (“SFAS No. 145”).  Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  The provisions of SFAS No. 145 related to the recission of SFAS No. 4 require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification.  Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations.  The provisions of SFAS No. 145 related to the recission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002.  The Company, from time to time, incurs such charges and there was no impact in the periods presented.

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

Depreciation and amortization expense includes charges for unamortized capitalized costs related to unscheduled tenant move-outs totaling $55,400 and $47,400, excluding properties classified as discontinued operations, for the three months ended March 31, 2003 and 2002, respectively.

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts deposited in accounts with the Company’s primary lenders (See Note 5) and at March 31, 2003 includes $895,000 in capital improvement and tenant allowance reserves, $724,000 in real estate tax and insurance escrows, and approximately $1,691,000 for debt service and operating expenses, including $849,000 of cash flow remitted as debt service on the JP Morgan Loans after October 31, 2002 (See Note 5).

Tenant Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility.  These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Total tenant accounts receivable are reflected net of reserves of $233,000 and $494,200 as of March 31, 2003 and 2002, respectively.  The provision for doubtful accounts was $800 and $30,700, excluding properties classified as discontinued operations, for the three months ended March 31, 2003 and 2002, respectively.  This charge is included in the line item entitled “Land leases and other” on the statement of operations.

Discontinued Operations

Periodically, in the course of reviewing the performance of its portfolio, management may determine that it is appropriate for the Company to offer certain properties for sale, and accordingly, such properties will be classified as discontinued operations on the Company’s balance sheets.  In accordance with SFAS 144, assets held for sale are valued at the lower of carrying value or fair value less costs to dispose.  As of March 31, 2003, the Company is actively marketing the following assets for sale: Lakeshore Marketplace in Norton Shores, Michigan; the single tenant building in Roseville, Michigan leased to Petsmart, Inc.; and seven parcels of vacant land totaling approximately 100 acres in Norton Shores, Michigan; Fruitport Township, Michigan; Daleville, Indiana; Gretna, Nebraska; Tulare, California and Medford, Minnesota. Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate – Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  The Company ceased depreciating these assets at December 31, 2002.  SFAS 144 also requires that prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s previously reported net income or loss.

Deferred Costs

Deferred leasing costs consist of fees and direct internal costs incurred to initiate and renew operating leases and are amortized on the straight-line method over the initial lease term or renewal period.  Deferred financing costs are amortized as interest expense over the life of the related debt.  There were no fully amortized deferred financing costs excluding properties classified as discontinued operations, written-off during the three months ended March 31, 2003 and 2002.

Fair Value of Financial Instruments

The fair value of the Company’s debt is approximately $63.2 million as of March 31, 2003, excluding the JP Morgan Loans on which the Company is in default and in negotiations with the lender (see Note 5).  This value is estimated using a discounted cash flow analysis, based on the incremental borrowing rates for similar types of borrowing arrangements.  The carrying value of cash and cash equivalents, receivables and payables approximate their fair values due to their short-term nature.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  A REIT is a legal entity that holds real estate interests and receives a deduction for dividends paid to its shareholders for federal income tax purposes.  HGPI intends to distribute its REIT taxable income to its shareholders and satisfy certain other requirements as defined in the Code so as to reduce or eliminate federal income tax liability.  Based on its taxable loss in the current period and past fiscal years, the Company is not and has not been obligated to make any dividend distributions to qualify as a REIT.  Accordingly, the condensed consolidated financial statements do not include any federal income tax expense.

Minority Interests

Minority interests represent the interests of unitholders of HGP LP, other than HGPI, in the net earnings and net equity of HGP LP.  The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time.  The unitholder minority interest in HGP LP was approximately 28.0% at March 31, 2003.  During the three months ended March 31, 2003, HGPI sold 261,628 units in HGP LP to Howard Amster, a director and principal shareholder of HGPI, for aggregate consideration of $1.35 million, or $5.16 per unit.  These units cannot be converted into shares of Common Stock of HGPI.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid in capital.  HGPI may consider additional sales of units in HGP LP to Mr. Amster or others in the future.  There were no unit conversions or repurchases in the three months ended March 31, 2003 or 2002.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases.  As a result of recording rental revenue on a straight-line basis, tenant accounts receivable included $391,000 and $402,000, as of March 31, 2003 and December 31, 2002, respectively, which is expected to be collected over the remaining lives of the leases.  Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent.  Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents and are accrued after the reported tenant sales exceed the applicable thresholds. Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(in thousands, except per share amounts)
Numerator:
Net loss – basic	$(1,351)	$(1,693)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	(355)	(296)
Net loss – diluted	$(1,706)	$(1,989)

Denominator:
Weighted average common shares outstanding – basic	2,870	2,870

Effect of dilutive securities:
Converting units to shares	699	510

Weighted average shares outstanding – diluted	3,569	3,380

Net loss per share:
Basic	$(0.47)	$(0.59)
Diluted	$(0.48)	$(0.59)

Loss from continuing operations	$(1,591)	$(1,912)

Loss from continuing operations per share - basic and diluted	$(0.55)	$(0.67)

Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effect was anti-dilutive in the three months ended March 31, 2002.

Minority interests of unitholders excludes the minority interests for the non-convertible units purchased by Howard Amster.

Note 4 - Long Term Stock Incentive Plan

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the “HGP Stock Plan”) to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards.  The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at March 31, 2003.  The Company uses the intrinsic value method of accounting for its stock-based compensation.

The following table sets forth net loss and net loss per share computed on a proforma basis under the requirements of SFAS 123.

	Three months ended March 31,
	2003	2002

Net loss - basic	$(1,351)	$(1,693)
Add stock-based compensation expense included in net loss	—	—
Deduct stock-based compensation expense determined under fair value based method, net of minority interests	11	11
Proforma net loss-basic	(1,362)	(1,704)
Minority interests of unitholders (excluding non-convertible units)	(358)	(298)
Proforma net loss-diluted	$(1,720)	$(2,002)

Loss per share:
Basic-as reported	$(0.47)	$(0.59)
Basic - proforma	$(0.48)	$(0.59)

Diluted - as reported	$(0.48)	$(0.59)
Diluted - proforma	$(0.48)	$(0.59)

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

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  The outstanding balances of these loans totaled $21.8 million and $21.9 million at March 31, 2003 and December 31, 2002, respectively.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See Note 2).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  The outstanding balances of these loans totaled $2.9 million and $3.1 million at March 31, 2003 and December 31, 2002, respectively.

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

The Beal Bank Loan II is guaranteed by Prime Retail, Inc., of which Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors, up to a maximum amount of $4,000,000 (the “Prime-Beal Guaranty”).  The Prime-Beal Guaranty will be  released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5,000,000.  The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.  Prime had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the “Prime Guarantee”).  In connection with the Prime Guarantee, HGP paid Prime a fee of $400,000 per annum from June 15, 1998 through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime reaffirmed its obligations with respect to the Prime Guarantee.  From June 15, 2001 through June 15, 2002, the Company paid Prime an annual fee of $150,000.  Pursuant to the Prime Guarantee, Prime is also the guarantor of the indebtedness related to the Company’s corporate office building, which had a balance of $2.1 million and $2.3 million as of March 31, 2003 and December 31, 2002, respectively (see Other Borrowings below).

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

On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank.  The outstanding balance of this loan was $3.4 million at March 31, 2003 and December 31, 2002.  The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

On July 31, 2001 the Company completed a $16.0 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. (“Greenwich”).  The outstanding balance of this loan was $15.8 million at March 31, 2003 and December 31, 2002.  The non-recourse loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.  In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan. The Company is actively marketing this power center for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate – Discontinued Operations on the Condensed Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Condensed Consolidated Statements of Operations.

JP Morgan Loans

On July 9, 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York (the “JP Morgan Loans”).  The JP Morgan Loans consist of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan.  The total outstanding principal balance of these loans (excluding accrued interest and penalties) was $45.2 million at March 31, 2003 and December 31, 2002. In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule.  Both loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company has established certain escrow accounts in connection with this loan that are classified on the balance sheet of the Company as restricted cash (see Note 2).  The escrow accounts related to the JP Morgan Loans have a balance of $964,000 at March 31, 2003.

On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service.  The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service.  The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.  The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan agreements) is 13.46%.  In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full.  The default interest and monthly penalty have been accrued in the consolidated financial statements since October 2001.  Interest expense for the three months ended March 31, 2003 and 2002 includes $622,000 and $635,000, respectively, for these charges.  The Company and the servicers of the JP Morgan Loans are currently attempting to negotiate a restructuring of the loans, but the Company can give no assurance that such negotiations will result in any settlement of the loans or any modification of the terms of the loans.

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements.  Such escrow accounts totaled $116,000 at March 31, 2003.  In addition, $848,000 of cash flow remitted as debt service after October 31, 2002 has been placed in special purpose escrow accounts by the loan servicers.  These escrow accounts are classified on the balance sheet as restricted cash (see Note 2).  The Company continues to manage the properties which secure the JP Morgan Loans pursuant to a management agreement which is subject to cancellation by the servicers of the loans.  The Company receives fees of approximately $25,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties.  The Company estimated the current value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceed the fair values of those centers.  Accordingly, the results of operations for the third quarter of 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair values.  Based on continued negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002 to further reduce the carrying values of the same four properties, including approximately $100,000 related to a parcel of land adjacent to one of the properties.  The aggregate carrying value of the real estate of such properties collateralizing the JP Morgan Loans was approximately $19.8 million at March 31, 2003.  Such value is less than the current outstanding loan balances which total $45.2 million, and accrued interest and penalties of approximately $8.1 million.  If the lender were to foreclose on the collateral properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

Other Borrowings

On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code.  The purchase price of $3.35 million included the assumption of a $3.2 million mortgage.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule.  The loan is non-recourse to HGPI.  The balance of the Petsmart Loan was $3.2 million at March 31, 2003 and December 31, 2002. The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate - Discontinued Operations on the Condensed Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Condensed Consolidated Statements of Operations.

The Company has a mortgage loan collateralized by its corporate office building and related equipment in Norton Shores, Michigan.  The loan was originally scheduled to mature in December 2002 and has been extended to May 30, 2003.  The principal balance on this loan was $2.1 million and $2.2 million at March 31, 2003 and December 31, 2002, respectively.  During the original term, the interest rate on the loan was LIBOR plus 2.5% per annum and monthly debt service payments of $22,500 were required.  During the extension period, the loan bears interest at LIBOR plus 5.5% per annum and requires monthly debt service payments of $50,000.  The Company is currently seeking to refinance this loan.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

On June 4, 2002, the Company purchased the land underlying its center in Laughlin, Nevada for $2.5 million pursuant to a purchase option contained in the ground lease.  The ground rent was prorated to February 25, 2002.  The Company paid approximately $500,000 at closing and a $2.0 million unsecured promissory note was provided by the seller.  The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires amortization based on a ten year schedule.  The initial interest rate payable on the loan was 5.074% through February 28, 2003 and is 4.375% through February 29, 2004.  The outstanding principal balance on this note was $1.8 million and $1.9 million at March 31, 2003 and December 31, 2002, respectively.

Note 6 - Related Party Transactions

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs.  E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini.  During the three months ended March 31, 2003 and March 31, 2002, the Company paid premiums totaling approximately $236,000 and $145,000, respectively, on insurance policies placed by Thilman & Filippini.  This includes insurance premiums for the properties classified as discontinued operations.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from The Prime Group, Inc.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of The Prime Group, Inc.  During the three months ended March 31, 2003 and March 31, 2002, the Company incurred rent expense of $13,000 and $12,000, respectively.

On March 13, 2003, HGPI sold 261,628 limited partnership units in HGP LP to Pleasant Lake Apts. Ltd., an affiliate of Howard M. Amster, Director and principal shareholder of HGPI, for aggregate consideration of $1.35 million, or $5.16 per unit. Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid in capital.  On March 14, 2003, the Company used $1.3 million of the proceeds from the sale to fund a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”).  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  The principal balance on the loan was $1.2 million at March 31, 2003.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  The fair value of the profits interest has been preliminarily estimated at $400,000.  Such value will be recognized over the term of the loan as an adjustment to the yield.  Pursuant to the loan agreement, the Company is obligated to negotiate an option to acquire an additional 48.75% ownership interest in Huntley.  Huntley and Retail Partners are owned by The Prime Group, Inc.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of The Prime Group, Inc. and has a net profits interest in Huntley. HGPI may consider additional sales of units in Horizon Group Properties, L.P. to Mr. Amster or others in the future.

Note 7 - Segment Information

During the three months ended March 31, 2003 and 2002, the Company operated twelve shopping centers located in nine states, including one shopping center which is classified as discontinued operations at March 31, 2003.  The Company separately evaluates the performance of each of its centers.  However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment.  The Company evaluates performance and allocates resources primarily based on the Funds From Operations (“FFO”) expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, but may not be comparable to other REITs if they do not define similarly entitled items exactly as the Company defines them.  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States (“GAAP”)) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO. FFO should not be considered as an alternative to either net income or cash flows from operating activities computed under accounting principles generally accepted in the United States.

A reconciliation of the loss before minority interests to diluted FFO is as follows:

For the three months ended

	March 31, 2003	March 31, 2002

Net loss	$(1,351)	$(1,693)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	(383)	(296)
Loss before minority interests	(1,734)	(1,989)

Adjustments for depreciation and amortization	971	1,281

FFO	$(763)	$(708)

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

On March 12, 2003, the Company received a condemnation award for land adjacent to the Company’s center in Gretna, Nebraska.  The land was condemned by Sarpy County in Nebraska in order to widen Highway I-80 that runs along the center.  Proceeds from this sale were $37,000 and a gain on sale of $29,000 was recognized, which is included in Income from Discontinued Operations on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2003.

Note 9 – Discontinued Operations

In accordance with SFAS 144 effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.

The following table is a summary of the results of operations of the properties classified as discontinued operations (in thousands):

	For the three months ended March 31,
	2003	2002

Total revenue	$913	$880
Total expenses	643	778
Income before minority interests	270	102
Minority interests	(53)	(15)
Net gain on sale of real estate, net of minority interests of $6	23	—

Income from discontinued operations	$240	$87

Note 10 – Subsequent Events

On April 24, 2003, the Company closed on a $3.1 million loan for the construction of Phase II of its outlet center in Tulare, California.  The loan will convert into a permanent loan maturing in August 2009 upon completion of the retail expansion.  The loan is secured by a first mortgage on the land and improvements and will bear interest at the greater of LIBOR plus 300 basis points or 5.5%.  The loan was made by Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003, an affiliate of Howard M. Amster, a Director and principal shareholder of HGPI.

HORIZON GROUP PROPERTIES, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

For the three months ended March 31, 2003

(unaudited)

Introduction

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (“HGPI” or, together with its subsidiaries “HGP” or the “Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company’s operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”).  HGPI is the sole general partner of HGP LP and, as of March 31, 2003, owned approximately 72.0% of the HGP LP partnership interests (“Common Units”). In general, Common Units of HGP LP are exchangeable for shares of Common Stock of HGPI on a one-for-one basis at any time (or for an equivalent cash amount at the Company’s election).  HGPI controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

General Overview

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime”) which was consummated on June 15, 1998 (“the Merger”).  As of March 31, 2003,  HGP’s operating portfolio consisted of 11 factory outlet centers located in nine states comprising an aggregate of approximately 2.2 million square feet of gross leasable area (“GLA”).  The Company also owns one power center, which is classified as discontinued operations.  Nine of the factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and two factory outlet centers were purchased by the Company from Prime immediately subsequent to the consummation of the Merger.

The Company currently is in default with respect to the obligations of two pools of loans originated by JP Morgan in July 1999 (the “JP Morgan Loans”).  The defaults are the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each pool of loans is secured by a group of three properties.  The first group consists of the Indiana Factory Shops, The Factory Shops in Georgian Place and Horizon Outlet Center - Tulare; the second group consists of Nebraska Crossing Factory Stores, Sealy Outlet Center and Horizon Outlet Center - Traverse City.  The loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans.  Interest expense since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes.  The results of operations of the Company reflect the revenues and expenses, including accrued interest and penalties, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company.  The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.

In December 2002, the Company engaged a broker to market Lakeshore Marketplace, its power center in Norton Shores, Michigan.  The Company is currently evaluating the offers it has received.  The Company is also marketing for sale its property in Roseville, Michigan, which is net-leased to Petsmart, Inc and seven parcels of vacant land.  Pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reclassified the real estate assets for these properties to Real Estate – Discontinued Operations on the balance sheet and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported results of operations or funds from operations.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

The loss from continuing operations before minority interests decreased $213,000 for the three months ended March 31, 2003 compared to the same period in the prior year.  The main component of this change was a decrease in depreciation and amortization expense due to the 2002 write-down of the carrying value of four of the Company’s outlet centers.

Total revenues increased $52,000 in the three months ended March 31, 2003, compared to the same period in the prior year.  The primary factor was an increase in the revenues generated from tenant sales in excess of certain thresholds reflected on the statements of operations as Percentage Rent.

Average occupancy for the six properties subject to the JP Morgan Loans decreased 4.7% to 60.9% in the current quarter from 65.6% in the same quarter a year earlier.  Total revenue for those properties decreased $126,000 to $1.3 million in the current quarter from $1.4 million in the same quarter a year earlier.  For the Company’s five other shopping centers, average occupancy increased 0.7% to 79.2% in the current quarter from 78.5% in the same quarter a year earlier.  Total revenue for those five properties increased $177,000 to $3.1 million in the current quarter from $2.9 in the same quarter a year earlier.

Property operating expense increased $118,000 in the three months ended March 31, 2003, compared to the same period in the prior year.  The primary factors were an increase in snow removal costs due to heavy snowfall in the current period and an increase in insurance premiums in the new policy year including the addition of terrorism coverage required by some of the Company’s lenders.  These increases were partially offset by overall cost-cutting programs implemented company-wide.  Of the total increase, $58,000 was related to the six properties which secure the JP Morgan Loans and $78,000 was related to the Company’s five other outlet centers.  The offsetting decrease related to corporate activities.

Land lease and other expense decreased $47,000 in the three months ended March 31, 2003, compared to the same period in the prior year.  This decrease was mainly due to the Company’s acquisition of the land under its center in Laughlin, Nevada as of February 2002.  The Company had previously leased this land (see Note 5 to the Condensed Consolidated Financial Statements).

Depreciation and amortization expense decreased $168,000 in the three months ended March 31, 2003, compared to the same period in the prior year.  Of the total decrease, $250,000 was related to the six properties securing the JP Morgan Loans, offset by an increase of $77,000 for the Company’s five other outlet centers.  The remaining difference relates to other corporate activities.  The decrease primarily resulted from the reductions in carrying values from impairment of four of the properties subject to the JP Morgan Loans, which were recorded in December 2002.

Interest expense decreased $60,000 in the three months ended March 31, 2003 compared to the same period in the prior year.  This decrease was mainly due to the longer loan term for the amortization of financing costs related to the three UBS Loans compared to the one year extension of the HGP Credit Facility in the prior year.

In January 2002, the Company sold 7.1 acres of land ancillary to its center in Warrenton, Missouri and recognized a loss of $1,000.  In February 2002, the Company sold a parcel of land adjacent to its shopping center in Norton Shores, Michigan and recognized a gain of $156,900.  The gains and losses from all of these transactions are reflected in the Condensed Consolidated Statements of Operations of the Company.

In March 2003, the Company received a condemnation award for a parcel of land at its center in Gretna, Nebraska.  The land was condemned by Sarpy County, Nebraska in order to widen Highway No. I-80 that runs along the center.  The Company recognized a gain of $29,000 as a result of the condemnation, which is reflected in Income from Discontinued Operations on the Condensed Consolidated Statements of Operations of the Company.

Income from Discontinued Operations increased $153,000 for the three months ended March 31, 2003 compared to the same period in the prior year.  This line item on the Company’s Statement of Operations contains the revenue and expenses from the two properties classified as discontinued operations on the Company’s balance sheets pursuant to SFAS 144 (see Note 2 to the Condensed Consolidated Financial Statements).  The increase is primarily related to a decrease in depreciation and amortization for both properties that are held for sale, and a gain on sale of a parcel of land that was sold adjacent to the center in Gretna, Nebraska.

Average occupancy for the Company’s total operating portfolio for the three months ended March 31, 2003 and 2002 was 70.1% and 72.1%, respectively.  The Company’s total operating portfolio occupancy was 68.9% as of March 31, 2003, and 72.8% as of March 31, 2002.  The occupancy figures exclude the properties which are classified as discontinued operations.

Net loss for the three months ended March 31, 2003 was $.47 and $.48 per share on a basic and diluted basis, respectively, and for the three months ended  March 31, 2002 was $.59 per share on a basic and diluted basis.

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

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  At March 31, 2003 and December 31, 2002, the balances totaled $21.8 million and $21.9 million, respectively.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See Note 2 to the Condensed Consolidated Financial Statements).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after two years.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  At March 31, 2003 and December 31, 2002, the balances totaled $2.9 million and $3.1 million, respectively.

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

The Beal Bank Loan II is guaranteed by Prime Retail, Inc., of which Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors, up to a maximum amount of $4,000,000 (the “Prime-Beal Guaranty”).  The Prime-Beal Guaranty will be  released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5.0 million.  The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.

The Company currently is in default with respect to the obligations of two pools of loans originated by JP Morgan in July 1999 with an aggregate principal balance of $45.2 million at March 31, 2003 and December 31, 2002 (excluding accrued interest and penalties).  The defaults are the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each pool of loans is secured by a group of three properties.  The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 5 to the Condensed Consolidated Financial Statements).

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

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $116,000 at March 31, 2003.  In addition, $848,000 of monthly available cash flow remitted as debt service after October 31, 2002 has been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan.  The Company continues to manage the properties pursuant to a management agreement which is subject to cancellation by the servicers of the loans.  The Company receives fees of approximately $25,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indication of possible impairment in the value of the properties which secure the loans.  In the third quarter of 2001, the Company estimated the current value of the six centers which secure the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers.  Accordingly, the results of operations for 2001 include a provision for asset impairment of $18.0 million, representing a write-down of the carrying values of the assets to their estimated fair value.  Based on continued negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002 to further reduce the carrying values of the same four properties, including approximately $100,000 related to a parcel of land adjacent to one of the properties.  The aggregate carrying value of the real estate of the properties collateralizing the JP Morgan Loans was approximately $19.8 million at March 31, 2003.  This value is less than the current outstanding loan balances totaling $45.2 million and accrued interest and penalties totaling $8.1 million.  If the lender were to foreclose on the collateral properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances plus accrued interest and penalties.  The estimation of the fair value of the six centers securing the JP Morgan Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

The mortgage loan secured by the Company’s outlet center in Holland, Michigan was made by Republic Bank.  The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The principal balance on this loan was $3.4 million at March 31, 2003 and at December 31, 2002.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.  This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $104,000 at March 31, 2003.  The loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan.  In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

The mortgage loan secured by the Company’s power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. (“Greenwich”).  The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The principal balance on this loan was $15.8 million at March 31, 2003 and December 31, 2002.  The loan is non-recourse to HGPI (subject to limited customary exceptions). In connection with the Greenwich loan, Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace, LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.  This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions.  These accounts had a total balance of $372,000 at March 31, 2003.  Funds in excess of certain amounts specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.  The Company is actively marketing this power center for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate - Discontinued Operations on the Condensed Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Condensed Consolidated Statements of Operations.

The Company has a mortgage loan secured by its corporate office building and related equipment in Norton Shores, Michigan.  The loan was originally scheduled to mature in December 2002 and has been extended to May 30, 2003.  The principal balance on this loan was $2.1 million and $2.2 million at March 31, 2003 and December 31, 2002, respectively. During the original term, the interest rate on the loan was LIBOR plus 2.5% per annum and monthly debt service payments of $22,500 were required.  During the extension period, the loan bears interest at LIBOR plus 5.5% per annum and requires monthly debt service payments of $50,000.  The Company is currently seeking to refinance this loan.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The Company owns a property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and is subject to a mortgage with a principal balance of $3.2 million at March 31, 2003 and at December 31, 2002.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule.  The loan is non-recourse to HGPI. The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate - Discontinued Operations on the Condensed Consolidated Balance Sheets and its revenue and expenses are included in Income from Discontinued Operations on the Condensed Consolidated Statements of Operations.

The Company is the obligor on a $2.0 million unsecured promissory note incurred in connection with the acquisition of the land underlying its center in Laughlin, Nevada.  The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually, and requires amortization based on a ten year schedule.  The interest rate payable on the loan is 5.074% through February 28, 2003 and 4.375% through February 29, 2004.  The outstanding principal balance on this note was $1.8 million and $1.9 million at March 31, 2003 and December 31, 2002, respectively.

Pursuant to the terms of the UBS Loans, Greenwich loan and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers.  At March 31, 2003, there was approximately $895,000 deposited in escrows with the loan servicers, which the Company believes is sufficient to fund its ongoing capital requirements.  Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

On March 14, 2003, the Company made a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”).  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  The principal balance on the loan was $1.2 million at March 31, 2003.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  Pursuant to the loan agreement, the Company is obligated to negotiate an option to acquire an additional 48.75% ownership interest in Huntley.  Huntley and Retail Partners are owned by The Prime Group, Inc.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of The Prime Group, Inc. and has a net profits interest in Huntley.

On April 24, 2003, the Company closed on a $3.1 million loan for the construction of Phase II of its outlet center in Tulare, California.  The loan will convert into a permanent loan maturing in August 2009 upon completion of the retail expansion.  The loan is secured by a first mortgage on the land and improvements and will bear interest at the greater of LIBOR plus 300 basis points or 5.5%.  The loan was made by Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003, an affiliate of Howard M. Amster, a Director and principal shareholder of HGPI.

The Company expects to meet its short-term liquidity requirements generally through additional borrowings, working capital, cash flows from operations, the sale of real estate classified as Real Estate – Discontinued Operations on the Condensed Consolidated Balance Sheets and the potential offering of equity securities in the private or public capital

HORIZON GROUP PROPERTIES, INC.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

For the three months ended March 31, 2003

(unaudited)

markets.  The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its centers in Tulare, California, and Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, additional borrowings of long-term debt and the potential offering of equity securities in the private or public capital markets.  The Company’s ability to secure new loans is limited by the fact that virtually all of the Company’s real estate assets are currently pledged as collateral for its current loans.

Discontinued Operations

The Company is actively marketing the following assets for sale:  Lakeshore Marketplace in Norton Shores, Michigan; the single tenant building in Roseville, Michigan leased to Petsmart, Inc., and seven parcels of vacant land totaling approximately 100 acres in Norton Shores, Michigan, Fruitport Township, Michigan, Daleville, Indiana, Gretna, Nebraska, Tulare, California and Medford, Minnesota.  These assets are listed on the Condensed Consolidated Balance Sheets as Real Estate – Discontinued Operations.  The net proceeds from the sale of these assets would be available for general corporate purposes, subject to certain restrictions and repayment obligations contained in the mortgage loans to which they are subject.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate – Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported net income or loss.

Sale of Partnership Units

On December 27, 2002, HGPI, sold 145,349 units of HGP LP to Howard M. Amster, a Director and principal shareholder of HGPI, for aggregate consideration of $750,000 or $5.16 per unit.  On March 13, 2003, HGPI sold 261,628 units of HGP LP to Mr. Amster for aggregate consideration of $1.35 million, or $5.16 per unit.  Proceeds in excess of HGPI’s carrying value of these units were recognized as an increase in additional paid-in capital.  The 261,628 units sold on March 13, 2003 are not convertible into Common Shares of HGPI.

HORIZON GROUP PROPERTIES, INC.

Quantitative and Qualitative Disclosure of Market Risk

 (unaudited)

Market Risk

Market risk is the  risk of loss from adverse changes in market prices and interest rates.  The Company’s future earnings and cash flows may be affected by changes in market interest rates.  The fair value of the Company’s debt obligations may also be affected by future changes in market interest rates.  The primary market risk facing the Company is related to its long-term indebtedness, which bears interest at fixed and variable rates.  The Company seeks fixed rate non-recourse debt to manage market risk.  At March 31, 2003, fixed rate debt represented approximately 89.4% or $92.2 million of the Company’s debt.  Loans with a fixed rate of interest and level amortization schedules minimize interest rate risk related to cash flows and interest expense until the maturity of such loans.

At March 31, 2003, variable rate debt represented 10.6% or $11.0 million of the Company’s total debt.  At March 31, 2003, the average interest rate on variable rate debt was approximately 9.1%.  Certain of the Company’s variable rate loans are subject to minimum interest rates that, as of March 31, 2003, were in excess of the contractual variable rates.  The $4.0 million Beal Bank Loan I bears interest at the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) plus 4.5% or 12.0%.  At March 31, 2003, the Prime Rate was 4.25%.  Thus, a 3.25% increase in the Prime Rate would not affect the interest payable on the Beal Bank I Loan.  The $3.0 million Beal Bank Loan II bears interest at the greater of the Prime Rate plus 2.5% or 9.9%.  Thus, a 3.15% increase in the Prime Rate would not affect the interest payable by the Company on the Beal Bank II Loan.

The variable rate loan on the Company’s corporate office building in Norton Shores, Michigan requires fixed monthly payments of $50,000 and has an interest rate of LIBOR plus 5.5% per annum.  As of March 31, 2003, the effective interest rate on this loan was approximately 6.8%, resulting in monthly interest expense of approximately $12,100 based on a principal balance of $2.1 million as of March 31, 2003.  Thus, an increase in the LIBOR rate would not change the required debt service payment or monthly net cash flow of the Company related to this loan.  Any change in the LIBOR rate would affect the reported interest expense related to this loan.

If market interest rates applicable to the Company’s variable rate debt were to increase by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to the Beal Bank loans) would increase $40,000 annually.  The cash flows of the Company would decrease by $18,000 annually due to such increase in interest rates.  The fair value of total debt outstanding (excluding the JP Morgan Loans, on which the Company is currently in default) would decrease by $2.2 million based on a 100 basis point increase in interest rates.

If market interest rates applicable to the Company’s variable rate debt were to decrease by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to the Beal Bank Loans) would decrease $41,000 annually.  The cash flows of the Company would increase by $18,000 annually due to such decrease in interest rates.  The fair value of total debt outstanding (excluding the JP Morgan Loans on which the Company is currently in default) would increase by $2.3 million based on a 100 basis point decrease in interest rates.

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

HORIZON GROUP PROPERTIES, INC.

Controls and Procedures

(unaudited)

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-4(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”).  They have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

HORIZON GROUP PROPERTIES, INC.

Part II – Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities

On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service.  The Company remitted available cash flow, after a reserve for monthly operating expenses, as partial payment of debt service.  The failure to pay in full the amounts due constitutes a default under the loan agreements, which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including foreclosure on the properties which secure the loans.  The Company has initiated discussions with the servicers of the JP Morgan Loans regarding restructuring of the loans.  There can be no assurance that such discussions will result in any modification of the terms of the loans.  Both are non-recourse to HGPI, subject to certain customary exceptions.  See Note 5 to the Condensed Consolidated Financial Statements for further details.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits or Reports on Form 8-K

(a) Exhibits

Exhibit 3(i)	Articles of Amendment and Restatement of Horizon Group Properties, Inc. (the “Company”) (8)
Exhibit 3(ii)	By-laws of the Company(1)
Exhibit 3(iii)	Amendment to By-laws of the Company dated March 17, 1999(4)
Exhibit 3(iv)	Amendment to By-laws of the Company dated June 8, 2000(12)
Exhibit 3(v)	Amendment to By-laws of the Company dated May 4, 2001(12)
Exhibit 3 (vi)	Amendment to By-laws of the Company dated May 29, 2001(13)
Exhibit 3 (vii)	Articles Suplementary of the Company dated June 7, 2001(17)
Exhibit 3 (viii)	Excepted Holders Certificate dated July 30, 2002(17)
Exhibit 4.1	Specimen certificate for common stock, $.01 par value per share, of the Company(1)
Exhibit 10.1	Sky Merger Corp. Registration Statement on Form S-4 (excluding exhibits thereto), as filed with the Securities and Exchange Commission on May 12, 1998 (Registration No. 333-51285)(1)
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

Exhibit 10.32	Letter Agreement dated April 18, 2000, between Horizon Group Properties, Inc., Prime Group, Inc. and Prime Outdoor Group, LLC(7)
Exhibit 10.33	Agreement between Andrew F. Pelmoter and the Company dated April 11, 2000.(7)
Exhibit 10.34	Amendment to Employment Agreement between Gary J. Skoien and the Company dated as of August 29, 2000(9)
Exhibit 10.35	Amendment to Employment Agreement between David R. Tinkham and the Company dated as of August 29, 2000(9)
Exhibit 10.36	Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated October 9, 2000.(10)
Exhibit 10.37	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated November 11, 2000.(10)
Exhibit 10.38	Additional Amendment to Employment Agreement between Andrew F. Pelmoter and the Company dated April 26, 2001.(12)
Exhibit 10.39	Additional Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated April 3, 2001.(12)
Exhibit 10.40	Settlement Agreement, dated as of May 4, 2001, by and among the Company, Howard M. Amster, John C. Loring and Robert M. Schwartzberg.(11)
Exhibit 10.41	Promissory Note, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc.(14)
Exhibit 10.42	Mortgage, dated as of July 30, 2001, between Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc.(14)
Exhibit 10.43	Collection and Deposit Account Agreement, dated as of July 30, 2001, by and among LaSalle Bank National Association, Lakeshore Marketplace, LLC and Greenwich Capital Financial Products, Inc.(14)
Exhibit 10.44	Second Amended and Restated Note dated as of July 31, 2001 between Third Horizon Group Limited Partnership and CDC Mortgage Capital, Inc.(14)
Exhibit 10.45

Second Amendment to Loan Agreement and Settlement Agreement dated as of July 31, 2001 by and among Third Horizon Group Limited Partnership, Horizon Group Properties, Inc., Horizon Group Properties, LP and CDC Mortgage Capital, Inc.(14)

Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP(14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP(14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc.(14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP.(14)
Exhibit 10.50	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001.(15)

Exhibit 10.51	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001.(15)
Exhibit 10.52	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002.(15)
Exhibit 10.53	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001.(15)
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

Exhibit 10.73	Form of Horizon Group Properties, L.P. Common Unit Award Agreement.(18)
Exhibit 10.74	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated August 21, 2002(18)
Exhibit 10.75	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties, Inc. dated December 23, 2002, regarding the sale of partnership units in Horizon Group Properties, L.P.(19)
Exhibit 10.76	Amendment No.1 to Amended and Restated Agreement of Limited Partnership of Horizon Group Properties, L.P.(20)
Exhibit 10.77	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated December 19, 2002(21)
Exhibit 10.78	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties Inc. dated March 13, 2003, regarding the sale of partnership interests in Horizon Group Properties, L.P.(22)
Exhibit 10.79

Promissory Note dated as of March 14, 2003 between Retail Partners, Inc. and Retail Partners Limited Partnership as borrowers and Horizon Group Properties, Inc. as lender.and Horizon Group Properties, Inc. dated March 13, 2003, regarding the sale of partnership interest in Horizon Group Properties, L.P.(22)

Exhibit 10.80

Guaranty dated as of March 14, 2003 by The Prime Group, Inc., Prime Group Limited Partnership, Prime Group II, L.P., PFLP, Inc., and Prime International, Inc. as guarantors in favor of Horizon Group Properties, Inc. as lender.(22)

Exhibit 10.81	Pledge and Security Agreement dated as of March 14, 2003 by and between Retail Partners Limited Partnership, Retail Partners, Inc. and Horizon Group Properties, Inc.(22)
Exhibit 10.82

Letter Agreement dated as of March 14, 2003 between Huntley Development Limited Partnership, Huntley Meadows Residential Venture, The Prime Group, Inc. and Horizon Group Properties, Inc. regarding the assignment of the profits interest(22)

Exhibit 10.83	Construction and Term Loan Agreement dated as of April 24, 2003 by and between Horizon Group Properties, L.P. and Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003(24)
Exhibit 10.84	Promissory Note dated April 24, 2003 between Horizon Group Properties, L.P. and Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003(24)
Exhibit 10.85

Construction Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (with Assignment of Rents) dated as of April 24, 2003 be and among Horizon Group Properties, L.P., First American Title and Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003(24)

Exhibit 10.86	Guaranty of Payment and Completion dated as of April 24, 2003 by Horizon Group Properties, Inc. to and for the benefit of Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003(24)
Exhibit 10.87

Environmental Indemnity Agreement dated as of April 24, 2003 by Horizon Group Properties, L.P. and Horizon Group Properties, Inc. to and for the benefit of Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003(24)

Exhibit 21	Subsidiaries of the Company.

Exhibit 99.1	Press release issued by the Company on March 14, 2003 announcing the sale of limited partner units in HGP LP to Howard M. Amster and the Company’s loan to Retail Partners. (22)
Exhibit 99.2	Press release issued by the Company on March 31, 2003 announcing fourth quarter 2002 earnings. (23)
Exhibit 99.3	Press release issued by the Company on April 25, 2003 announcing the closing on a loan for the construction of Phase II of the Company’s outlet center in Tulare, California (24)
Exhibit 99.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Gary J. Skoien, Chief Executive Officer on March 31, 2003
Exhibit 99.5	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David R. Tinkham on March 31, 2003

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

  (Commission file no. 0-24123)

13            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 29, 2001

  (Commission file no. 0-24123)

14            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 13, 2001

  (Commission file no. 0-24123)

15            Incorporated by reference to the company’s Form 10-K dated as of March 28, 2002

  (Commission file no. 0-24123)

16            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 9, 2002

  (Commission file no. 0-24123)

17            Incorporated by reference to the Company’s Form 10-Q dated as of August 14, 2002

  (Commission file no. 0-24123)

18            Incorporated by reference to the Company’s form 10-Q dated as of November 14, 2002

  (Commission file no. 0-24123)

19            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 24, 2002

  (Commission file no. 0-24123)

20            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 27, 2002

  (Commission file no. 0-24123)

21            Incorporated by reference to the Company’s Form 10-K dated as of March 31, 2003

  (Commission file no. 0-24123)

22            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of March 17, 2003

  (Commission file no. 0-24123)

23            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 3, 2003

  (Commission file no. 0-24123)

24            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 28, 2003

  (Commission file no. 0-24123)

(b)           Report on Form 8-K

A Form 8-K was filed on March 17, 2003, regarding the Company’s press release announcing the sale of 261,628 limited partner units in HGP LP to Howard M. Amster and the Company’s loan to Retail Partners.

A Form 8-K was filed on April 3, 2003, regarding the Company’s press release announcing its results of operations for the fourth quarter of 2002.

A Form 8-K was filed on April 28, 2003 regarding the Company’s press release announcing the closing on a $3.1 million loan for the construction of Phase II of the Company’s outlet center in Tulare, California.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.
Registrant

Date: May 15, 2003	By: /s/ Gary J. Skoien
Gary J. Skoien, President and
Chief Executive Officer

Date: May 15, 2003	By: /s/ David R. Tinkham
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

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ Gary J. Skoien
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

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 15, 2003	/s/ David R. Tinkham
David R. Tinkham
Chief Financial Officer