Form 10-Q
period 2003-06-30
HORIZON GROUP PROPERTIES INC
filed 2003-08-14
CIK 1060744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of common shares outstanding at August 11, 2003      2,870,194

HORIZON GROUP PROPERTIES, INC.

Index to Form 10-Q

June 30, 2003

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2003	Three months ended June 30, 2002
	(thousands, except per share amounts)
REVENUE
Base rent	$3,367	$3,340
Percentage rent	35	48
Expense recoveries	723	659
Other	184	163
Total revenue	4,309	4,210

EXPENSES
Property operating	1,358	1,222
Real estate taxes	431	410
Land lease and other	222	84
Depreciation and amortization	956	1,024
General and administrative	765	640
Interest	2,074	2,172
Total expenses	5,806	5,552

Loss from continuing operations before minority interests	(1,497)	(1,342)

Minority interests	460	198

Loss from continuing operations	(1,037)	(1,144)

Income/(loss) from discontinued operations, net of minority interests	11,781	(601)

Net income/(loss)	$10,744	$(1,745)

Per Common Share - Basic and Diluted -
Net income/(loss) - basic and diluted	$3.74	$(0.61)
Weighted average shares outstanding:
Basic	2,870	2,870
Diluted	3,651	3,380

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
	(thousands, except per share amounts)
REVENUE
Base rent	$6,665	$6,593
Percentage rent	104	89
Expense recoveries	1,474	1,403
Other	406	346
Total revenue	8,649	8,431

EXPENSES
Property operating	2,614	2,394
Real estate taxes	858	837
Land lease and other	441	363
Depreciation and amortization	1,932	2,024
General and administrative	1,424	1,289
Interest	4,183	4,331
Total expenses	11,452	11,238

Loss from continuing operations before minority interests	(2,803)	(2,807)

Minority interests	751	415

Loss from continuing operations	(2,052)	(2,392)

Net gain on sale of real estate, net of minority interests	—	132

Income/(loss) from discontinued operations, net of minority interests	11,445	(1,178)

Net income/(loss)	$9,393	$(3,438)

Per Common Share - Basic and Diluted -
Net income/(loss) - basic and diluted	$3.27	$(1.20)

Weighted average shares outstanding:
Basic	2,870	2,870
Diluted	3,610	3,380

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2003	December 31, 2002
	(thousands)
ASSETS
Real estate - at cost:
Land	$7,889	$7,889
Buildings and improvements	84,833	84,410
Less accumulated depreciation	(14,480)	(13,435)
	78,242	78,864
Land held for investment	30,600	—
Total net real estate	108,842	78,864

Cash and cash equivalents	1,190	1,237
Restricted cash	6,278	2,707
Tenant accounts receivable	1,067	1,072
Real estate - discontinued operations	15,954	17,333
Deferred costs (net of accumulated amortization of $1,091 and $818, respectively)	2,127	2,225
Other assets	1,494	1,239
Total assets	$136,952	$104,677

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities:
Mortgages and other debt - continuing operations	$92,404	$71,560
Mortgages and other debt - discontinued operations	18,898	32,192
Accrued interest	5,067	6,741
Accounts payable and other accrued expenses	4,671	3,292
Prepaid rents and other tenant liabilities	1,061	1,170
Participation interests and other liabilities	11,132	716
Total liabilities	133,233	115,671

Minority interests	1,133	(1,966)

Shareholders’ equity (deficit):
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	37,670	35,451
Accumulated deficit	(35,113)	(44,508)
Total shareholders’ equity (deficit)	2,586	(9,028)
Total liabilities and shareholders’ equity (deficit)	$136,952	$104,677

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2003	Six months ended June 30, 2002
	(thousands)

Cash flows from operating activities:
Net income/(loss)	$9,393	$(3,438)
Net gain on sale of real estate	—	(132)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interests in net income/(loss)	(751)	(415)
Minority interests in discontinued operations	4,493	(207)
Depreciation	1,748	2,313
Amortization, including deferred financing costs	369	759
HGP partnership unit grants	225	—
Changes in assets and liabilities:
Restricted cash	(1,511)	(237)
Tenant accounts receivable	5	293
Deferred costs and other assets	(755)	(72)
Accounts payable and accrued expenses and accrued interest	(2,469)	2,648
Participation interests and other liabilities	286	(26)
Prepaid rents and other tenant liabilities	(109)	(284)
Net cash provided by operating activities	10,924	1,202

Cash flows from investing activities:
Expenditures for building improvements	(1,126)	(87)
Acquisition of land held for investment	(9,300)	(2,517)
Net proceeds from sale of real estate	1,382	601
Net cash used in investing activities	(9,044)	(2,003)

Cash flows from financing activities:
Sale of HGP LP partnership units	1,350	—
Principal payments on mortgages and other debt	(16,353)	(1,608)
Proceeds from borrowings	13,197	2,000
Debt issue costs	(121)	—
Net cash provided by financing activities	(1,927)	392

Net decrease in cash and cash equivalents	(47)	(409)

Cash and cash equivalents:
Beginning of period	1,237	1,096
End of period	$1,190	$687

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Notes to Condensed Consolidated Financial Statements

 (unaudited)

Note 1 - Formation and Business of the Company

Horizon Group Properties, Inc. (“HGPI” or, together with its subsidiaries “HGP” or the “Company”) is a self-administered and self-managed Maryland corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime Retail”) which was consummated on June 15, 1998 (“the Merger”).

As of June 30, 2003, HGP’s operating portfolio consisted of nine factory outlet centers located in seven states comprising an aggregate of approximately 1.8 million square feet of gross leasable area (“GLA”).  The Company also owns one power center, which is subject to a contract for sale and is classified as discontinued operations at June 30, 2003.  Eight of the nine outlet centers and the power center were contributed by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger and one factory outlet center was purchased by the Company from Prime immediately subsequent to the consummation of the Merger.  At June 30, 2003, the Company owns and manages a total of 2.6 million square feet of GLA.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”) of which the Company is the sole general partner.  As of June 30, 2003, HGPI owned approximately 70.3% of the partnership interests (the “Common Units”) of HGP LP.  In general,  Common Units are exchangeable for shares of Common Stock in HGPI on a one-for-one basis (or for an equivalent cash amount at the Company’s election).

On May 31, 2003 the Company sold the partnership that owns two outlet centers located in Daleville, Indiana and Somerset, Pennsylvania.  The investment group that acquired the centers includes Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and an affiliate of Howard Amster, a director and significant shareholder of the Company (see Note 8).  The investment group has hired the Company to manage and lease the two properties.  The leasing and management agreement provides that the Company will receive 50% of the net profit from the subsequent sale of the centers after the owners receive a 12% annual return on their investment.  The independent directors of the Company approved this transaction and the Company believes the transaction reflects market terms.

On June 13, 2003 the Company purchased controlling interest in two partnerships which own approximately 655 acres of land in Huntley, Illinois (“Huntley”) from affiliates of The Prime Group, Inc. (“Prime Group”).  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company is also the Executive Vice President and Chief Operating Officer of Prime Group.  The independent directors of the Company approved this transaction and the Company believes the transaction reflects market terms.  This purchase was accounted for under the purchase method of accounting under which assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the purchase.  At June 30, 2003, purchase price allocation estimates are preliminary and will be finalized upon obtaining additional information regarding the liabilities assumed at acquisition.  Direct costs incurred for development activities at Huntley are capitalized to Land Held for Investment on the Company’s balance sheets, while indirect costs and holding costs are expensed in general and administrative expense on the Company’s statements of operations.  The Company had previously acquired a 3.25% net profits interest in Huntley in connection with a loan made to Retail Partners (as defined herein) in March 2003.  The value of this interest is included in Land Held for Investment on the balance sheets (See Note 5).

The following summarizes the preliminary estimate of the assets acquired and liabilities assumed by the Company on June 13, 2003 pursuant to the purchase of Huntley:

(In thousands)
Land held for investment	$30,250
Restricted cash	2,060
$32,310

Mortgages and other debt	$10,706
Accounts payable and accrued expenses	2,174
Other liabilities	10,130
Contributed capital (cash paid)	9,300
$32,310

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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be achieved in future periods.

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

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 1 and Technical Correction” (“SFAS No. 145”).  Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  The provisions of SFAS No. 145 related to the recission of SFAS No. 4 require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification.  Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations.  The provisions of SFAS No. 145 related to the recission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002.  The Company recorded a gain on the extinguishment of debt in the three months ended June 30, 2003 which is included in Income from Discontinued Operations on the Company’s statements of operations.

Real Estate and Depreciation

Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.  During the three months ended June 30, 2003, $3,000 of interest was capitalized related to the construction of Phase II of the outlet center in Tulare, California.

Amounts included under buildings and improvements on the condensed consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives which are:

Buildings and improvements	31.5 years
Tenant improvements	10 years or lease term, if less
Furniture, fixtures or equipment	3 - 7 years

In accordance with SFAS 144, and prior to the adoption of SFAS 144, under SFAS 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets.  For assets to be held in the portfolio, impairment losses are measured as the difference between carrying value and fair value.  For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose.  Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable or anticipated sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

Depreciation and amortization expense includes charges for unamortized capitalized costs related to unscheduled tenant move-outs totaling $65,000 and $43,000 for the three months ended June 30, 2003 and 2002, respectively, and $120,000 and $68,000 for the six months ended June 30, 2003 and 2002, respectively, both excluding properties classified as discontinued operations.

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts deposited in accounts with (1) the Company’s primary lenders in connection with certain loans (See Note 5), (2) in escrow accounts for infrastructure requirements related to land sales in Huntley and (3) with the trustee for the TIF Bonds (as hereinafter defined) until certificates of occupancy are received for previously sold Huntley land parcels which secure the US Bank Mortgage (see Note 5).  At June 30, 2003 the escrow accounts related to the Company’s primary lenders include $983,000 in capital improvement and tenant allowance reserves, $1.2 million in real estate tax and insurance escrows, and approximately $2.0 million for debt service and operating expenses, including $1.1 million of cash flow remitted as debt service after October 12, 2002 on the three JP Morgan Loans which remain in default (See Note 5).  The Huntley infrastructure escrow accounts total $592,000 and the US Bank Mortgage account has a balance of $1.5 million at June 30, 2003.

Tenant Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility.  These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Total tenant accounts receivable are reflected net of reserves of $150,000 and $314,000 as of June 30, 2003 and December 31, 2002, respectively.  The provision for doubtful accounts was $65,000 and $20,000 for the three months ended June 30, 2003 and 2002, respectively, and $71,000 and $51,000 for the six months ended June 30, 2003 and 2002, respectively.  This charge is included in the line item entitled “Land lease and other” on the statement of operations.

Discontinued Operations

Periodically, in the course of reviewing the performance of its portfolio, management may determine that it is appropriate for the Company to offer certain properties for sale, and accordingly, such properties will be classified as discontinued operations on the Company’s balance sheets.  In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” (“SFAS 144”), assets held for sale are valued at the lower of carrying value or fair value less costs to dispose.  For fiscal years beginning after December 15, 2001, SFAS 144 requires that the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.  As of June 30, 2003, the Company is actively marketing the following assets for sale: the single tenant building in Roseville, Michigan leased to Petsmart, Inc. and 14 parcels of vacant land totaling approximately 108 acres in Norton Shores, Michigan; Fruitport Township, Michigan; Daleville, Indiana; Gretna, Nebraska and Medford, Minnesota and has executed a contract for the sale of Lakeshore Marketplace in Norton Shores, Michigan.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate-Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  The Company ceased depreciating these assets at December 31, 2002.  In addition, operations from the outlet centers located in Daleville, Indiana and Somerset, Pennsylvania, which were sold in May 2003 are also included in the Discontinued Operations line items on the balance sheets and statements of operations.  SFAS 144 also requires that prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s previously reported net income or loss.

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

Minority Interests

Minority interests represent the interests of unitholders of HGP LP, other than HGPI in the net earnings and net equity of HGP LP.  The unitholder minority interest is adjusted at the end of each period to reflect the ownership at that time.  The unitholder minority interest in HGP LP was approximately 29.7% at June 30, 2003.  On March 13, 2003, HGPI sold 261,628 units in HGP LP to Howard Amster, a director and principal shareholder of HGPI, for aggregate consideration of $1.35 million, or $5.16 per unit.  These units cannot be converted into shares of Common Stock of HGPI.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid in capital.  HGPI may consider additional sales of units in HGP LP to Mr. Amster or others in the future.  There were no unit conversions or repurchases in the three or six months ended June 30, 2003 or 2002.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases.  As a result of recording rental revenue on a straight-line basis, tenant accounts receivable included $388,000 and $402,000, as of June 30, 2003 and December 31, 2002, respectively, which is expected to be collected over the remaining lives of the leases.  Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent.  Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents and are accrued after the reported tenant sales exceed the applicable thresholds.   Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(in thousands, except per share information)
Numerator:
Net income/(loss) - basic	$10,744	$(1,745)	$9,393	$(3,438)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	3,435	(303)	3,080	(599)
Net income/(loss) – diluted	$14,179	$(2,048)	$12,473	$(4,037)

Denominator:
Weighted average shares outstanding - basic	2,870	2,870	2,870	2,870
Effect of dilutive securities - Converting units to shares	781	510	740	510
Weighted average shares outstanding - diluted	3,651	3,380	3,610	3,380

Net income/(loss) per share:
Basic	$3.74	$(0.61)	$3.27	$(1.20)
Diluted	$3.74	$(0.61)	$3.27	$(1.20)

Loss from continuing operations	$(1,037)	$(1,144)	$(2,052)	$(2,392)

Loss from continuing operations per share -
Basic and Diluted	$(0.36)	$(0.40)	$(0.71)	$(0.83)

Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effect was anti-dilutive in the three and six months ended June 30, 2003 and 2002.

Minority interests of unitholders excludes the minority interests for the non-convertible units purchased by Howard Amster.

Note 4 - Long Term Stock Incentive Plan

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the “HGP Stock Plan”) to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards.  The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at June 30, 2003.  The Company uses the intrinsic value method of accounting for its stock-based compensation.

The following table sets forth net loss and net loss per share computed on a proforma basis under the requirements of SFAS 123.

	Three months	Three months	Six months	Six months
	ended	ended	ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income/(loss)-basic	$10,744	$(1,745)	$9,393	$(3,438)
Add stock-based compensation expense included in net income/(loss)	—	—	—	—
Deduct stock-based compensation expense determined under fair value based method, net of minority interests	11	10	21	21
Proforma net income/(loss)-basic and diluted	$10,733	$(1,755)	$9,372	$(3,459)

Income/(loss) per share:
Basic and diluted - as reported	$3.74	$(0.61)	$3.27	$(1.20)
Basic and diluted -proforma	$3.74	$(0.61)	$3.27	$(1.21)

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

The UBS loans consist of senior loans with a total initial principal balance of $22.0 million (the “UBS Senior Loans”) and mezzanine loans with a total initial principal balance of $3.5 million (the “UBS Mezzanine Loans”, or collectively, the “UBS Loans”).  The UBS Senior Loans and UBS Mezzanine Loans each consist of three loans, each secured by an outlet center.  The centers which secure the UBS Loans are in Laughlin, Nevada, Medford, Minnesota, and Warrenton, Missouri, each of which was transferred to a new wholly owned subsidiary of the Company.  These new entities are restricted from owning any assets other than the outlet centers and may not incur additional liabilities, other than normal trade payables.  The UBS Loans are cross-collateralized and non-recourse to the Company, subject to certain customary exceptions.  The UBS Loans require that the Company maintain a Leverage Ratio (as defined in the loan documents) that is no more than 5% greater than the Initial Leverage Ratio (as defined in the loan documents) calculated as of July 11, 2002.

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  The outstanding balances of these loans totaled $21.8 million and $21.9 million at June 30, 2003 and December 31, 2002, respectively.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (see Note 2).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  The outstanding balances of these loans totaled $2.6 million and $3.1 million at June 30, 2003 and December 31, 2002, respectively.

Beal Bank provided two loans totaling $7.0 million (the “Beal Bank Loans”) and consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the “Beal Bank Loan I”), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the “Beal Bank Loan II”).  These loans are cross-collateralized and are recourse to the Company.  The Beal Bank Loans mature July 10, 2005.  Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004.

The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

The Beal Bank Loan II is guaranteed by Prime Retail up to a maximum of $4.0 million (the “Prime-Beal Guaranty”).  Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors of Prime Retail.  The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5.0 million.  The Company is obligated to make quarterly payments of $15,000 to Prime Retail as long as this guaranty is in effect.  Prime Retail had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the “Prime Retail Guarantee”).  In connection with the Prime Retail Guarantee, HGP paid Prime Retail a fee of $400,000 per annum from June 15, 1998 through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime Retail reaffirmed its obligations with respect to the Prime Retail Guarantee.  From June 15, 2001 through June 15, 2002, the Company paid Prime Retail an annual fee of $150,000.  Pursuant to the Prime Retail Guarantee, Prime Retail is also the guarantor of the indebtedness related to the Company’s corporate office building, which had a balance of $2.0 million and $2.2 million as of June 30, 2003 and December 31, 2002, respectively (see Other Borrowings below).

Subsequent to the Initial Maturity Date, the HGP Credit Facility bore interest at the 30-day LIBOR rate (but not less than 4.1%) plus 3.95% per annum and required monthly principal payments of $225,000.  An extension fee of 2% of the loan amount was incurred in conjunction with the extension of the loan which was recognized as a component of interest expense over the extension period.

On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank.  The outstanding balance of this loan was $3.4 million at June 30, 2003 and December 31, 2002.  The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

On July 31, 2001 the Company completed a $16.0 million refinancing of its power center in Norton Shores, Michigan, with Greenwich Capital Financial Products, Inc. (“Greenwich”).  The outstanding balance of this loan was $15.8 million at June 30, 2003 and December 31, 2002.  The non-recourse loan is for a term of ten years, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.  In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace, LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.  The Company has executed a contract for the sale of this power center, and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate-Discontinued Operations on the Company’s balance sheets and its revenue and expenses are included in Income from Discontinued Operations on the Company’s statements of operations.

JP Morgan Loans

On July 9, 1999 the Company completed a debt financing totaling $46.7 million with Morgan Guaranty Trust Company of New York (the “JP Morgan Loans”).  The JP Morgan Loans initially consisted of (i) loans totaling $22.9 million secured by three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California (the “DST Loans”) and (ii) loans totaling $23.8 million secured by three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan (the “GST Loans”).  In the absence of a default, each loan bears interest at a fixed rate of 8.46%, matures on August 1, 2009 and requires the monthly payment of interest and principal based on a 25-year amortization schedule.  Both pools of loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company has established certain escrow accounts in connection with this loan that are classified on the balance sheet of the Company as restricted cash (see Note 2).  The escrow accounts related to the JP Morgan Loans have a balance of $1.4 million at June 30, 2003.

On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service.  The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service.  The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.  The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan agreements) is 13.46%.  In addition, a penalty of 5% of each monthly installment is imposed in the event that such monthly installment is not timely made in full.  The default interest and monthly penalty have been accrued in the consolidated financial statements since October 2001.  Interest expense for the three ended June 30, 2003 and 2002 includes $361,000 and $909,000, respectively, and for the six months ended June 30, 2003 and 2002 includes $705,000 and $1.4 million, respectively, for these charges.

On May 22, 2003, the Company restructured the DST Loans.  The restructuring involved (1) the acquisition of the loans secured by outlet centers in Daleville, Indiana and Somerset, Pennsylvania (the “Daleville and Somerset Loans”) which had an aggregate principal balance of $13.2 million, excluding accrued interest and penalties, and (2) the reinstatement of the loan secured by an outlet center in Tulare, California (the “Tulare Loan”) for a total payment by the Company of $1.98 million.  The funds for this transaction were provided by a $2.0 million loan made on May 20, 2003 from an affiliate of Howard Amster, a director and significant shareholder of the Company.  This note bears interest at a rate of 5% and is due upon demand.  On May 30, 2003, this loan was repaid in full in connection with the sale of the centers in Daleville, Indiana and Somerset, Pennsylvania to an investment group including Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and Howard Amster, a director and significant shareholder of the Company.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The restructuring of the Tulare Loan resulted in the immediate foregiveness of $798,000 of accrued penalties and default interest.  Additional accrued interest of $448,000 will be forgiven if the Company makes the scheduled debt service payments through September 2003.  Pursuant to FASB Statement No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the carrying amount and prospective effective interest rate on the Tulare Loan will be adjusted for the forgiven interest and penalties applicable to this property.  At June 30, 2003, the Tulare Loan had an outstanding principal balance of $9.0 million and an unamortized restructuring adjustment of $1.2 million which will be amortized as a reduction of future interest expense under the restructured loan.  The Tulare Loan is no longer in default.  The gain on debt restructuring related to the Daleville and Somerset Loans of $14.4 million is included in Income from Discontinued Operations on the statement of operations because these two properties were sold on May 30, 2003 (see Note 8).

The Company remains in default on the GST Loans.  The Company and the special servicer of the GST Loans are currently negotiating a restructuring of the GST Loans.  There can be no assurance that such negotiations will result in any settlement of the loans or any modification of the terms of the loans.

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements.  Such escrow accounts totaled $310,000 at June 30, 2003.  In addition, $1.1 million of monthly available cash flow remitted as debt service after October 12, 2002 on the GST Loans has been placed in special purpose escrow accounts by the loan servicers.  These escrow accounts are classified on the balance sheet as restricted cash (see Note 2).  The Company continues to manage the properties which secure the GST Loans pursuant to a management agreement which is subject to cancellation by the servicers of the loans with respect to the loans which remain in default.  The Company receives fees of approximately $12,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties.  The Company estimated the value of the six centers that collateralized the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers.  Accordingly, the results of operations for the third quarter of 2001 include a provision for asset impairment of $18.0 million, including $9.2 million related to properties which are included in Income from Discontinued Operations, representing a write-down of the carrying values of the assets to their estimated fair values.  Based on continuing negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002, including $8.9 million related to properties which are included in Income from Discontinued Operations, to further reduce the carrying values of the same four properties.  The aggregate carrying value of the real estate of properties collateralizing the GST Loans was approximately $9.9 million at June 30, 2003.  The current outstanding loan balances of the GST Loans totaled $23.1 million, plus accrued interest and penalties of approximately $4.8 million.  If the lender were to foreclose on the GST Properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of the fair value of the centers which secure the GST Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

Huntley Debt

On June 12, 2003 the Company borrowed $9.1 million from Amster Trading Company, an affiliate of Howard Amster, a director and significant shareholder of the Company (the “Huntley Amster Loan”) which funded the purchase of Huntley from Prime Group and its affiliates.  The Huntley Amster Loan bears interest at a rate of 11.0% per annum, payable monthly, and matures on June 12, 2004, with the option for a one-year extension.  A one percent (1%) origination fee was paid to Amster Trading Company.  The Huntley Amster Loan may not be prepaid in whole or in part prior to September 1, 2003 and thereafter requires a prepayment fee according to the following schedule:

Payment made during the period:	Prepayment Fee
September 1, 2003 to September 30, 2003	3.0%
October 1, 2003 to October 31, 2003	2.0%
November 1, 2003 to January 31, 2004	1.0%
After January 31, 2004	None

The Huntley Amster Loan is guaranteed by HGPI and HGP LP and is secured by a pledge of the partnership interests in the partnerships which own Huntley, subject to any required lender consents.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.

In connection with the Company’s acquisition of Huntley, the Company assumed a $10.7 million loan secured by Huntley provided by Beal Bank with a principal balance of $10.7 million at June 30, 2003 (the “Huntley Beal Loan”).  This loan requires monthly payments of interest at a rate equal to the greater of (i) the Wall Street Journal Prime Rate plus four percent (4%) or (ii) twelve percent (12%) per annum.  The Huntley Beal Loan may only be prepaid, prior to maturity, from the net proceeds from the sale of all or any portion of the collateral land.  Beal Bank must approve any collateral land sales in writing and may grant or withhold such consent in their sole discretion.  The loan matures on

October 31, 2003, and allows for two one-year extensions upon the satisfaction of certain customary conditions.  The Huntley Beal Loan is guaranteed by HGPI.

Pursuant to the terms of the Amended and Restated Agreement and Assignment of Net Profits Interest dated October 27, 1999, as later amended (the “Beal Net Profits Agreement”), Beal Bank has a 35% interest in the Net Profits of the partnerships which own Huntley, subject to certain preferences in their distribution.  The Beal Net Profits Agreement was granted in connection with a prior loan made by Beal Bank to Huntley.  Net cash generated by Huntley is to be distributed in the following order:  first to the owners of Huntley in the amount of the Approved Contributions (which total approximately $11.6 million at June 30, 2003 and from which the Huntley Beal Loan is required to be repaid), second to Beal Bank for the Beal Account (which had a balance of approximately $6.6 million at June 30, 2003), third to Huntley for its account (which had a balance of approximately $12.2 million at June 30, 2003) and thereafter, 35% to Beal Bank and 65% to Huntley.  The Approved Contributions include operating and development expenditures funded for Huntley (excluding interest on the Huntley Beal Loan).  For purposes of determining distribution preferences under the Beal Net Profits Agreement, the Approved Contributions, the Huntley account and the Beal Account accrue interest per the terms of the Beal Net Profits Agreement.  On the maturity date of the Huntley Beal Loan, Huntley is required to pay Beal Bank the fair market value of Beal Bank’s Net Profits interest.  Pursuant to purchase accounting requirements, the Company has recorded an estimated liability for the Beal Net Profits Agreement in the amount of $9.1 million, reflecting the estimated value of the Beal Bank Net Profits interest liability.  Such estimate is subject to change.  Some of the factors that could cause a significant revision to the estimate include changes in zoning and changes in the market demand for real estate in the area.  The Beal Bank net profits interest has been included in Participation Interests and Other Liabilities on the Company’s balance sheets.  Certain affiliates of Prime Group have continuing guarantees related to the Beal Net Profits Agreement.  The Company has idemnified such guarantors against any liability in connection with their guarantees.  Capitalized terms in this paragraph which are not defined herein shall have the meanings given such terms in the Beal Net Profits Agreement, as amended.

Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is also the Executive Vice President and Chief Operating Officer of Prime Group.  In connection with his employment with Prime Group, Mr. Skoien was previously granted an interest (the “Skoien Net Profits Interest”) in the net proceeds generated by Huntley, which he retained after the Company’s purchase of Huntley.  The Skoien Net Profits Interest consists of a 9.675% participation in the Net Cash Flow (as defined in Mr. Skoien’s Net Profits Agreement) distributed to the Company (excluding distributions of all amounts contributed or advanced by the Company to Huntley plus interest per the terms of the agreement).  Pursuant to purchase accounting requirements, the Company has recorded a liability for the Skoien Net Profits Interest in the amount of $1.0 million, which represents its estimated fair value and which amount has been included in Participation Interests and Other Liabilities on the Company’s balance sheets.

As additional consideration for the partnership interests, Huntley granted to Prime Group, and certain of its affiliates, a participation interest of 26% of the net cash flow distributed by Huntley (the “Prime Group Participation Interest”) with respect to the interests acquired by the Company.  No amount is payable to Prime Group until the Company has received distributions from Huntley in excess of the purchase price plus advances made by the Company to Huntley plus a 40% return on such amounts compounded quarterly.  Aggregate amounts payable pursuant to the Prime Group Participation Interest shall not exceed $5.0 million.  No liability has been recorded by the Company for the Prime Group Participation Interest as its current fair value is estimated to be zero.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company is also the Executive Vice President and Chief Operating Officer of Prime Group.

In 1993, the Village of Huntley (the “Village”) created a Tax Increment Financing District (the “TIF District”) which is authorized to issue up to $108.0 million of tax-exempt, tax-increment bonds (the “TIF Bonds”) to reimburse Huntley for a portion of the land cost and the cost of infrastructure improvements.  In 1995, the Village sold $7.0 million of Series A bonds and $14.0 million of Series B bonds.  Huntley owns the Series C bonds with a total principal amount of $25.0 million plus accrued interest.  The Series C bonds are subordinate to the Series A and Series B bonds.  Currently there is no portion of the tax increment available to the Series C bonds and no value has been ascribed to them by the Company.

The source of repayment for the TIF Bonds is (a) 100% of the increase in real estate taxes on the land in the TIF District above the taxes in place when the TIF District was created, and (b) one-half of the Village’s one percent (1%) sales tax collected on retail sales occurring within the TIF District.  The TIF District contains approximately 900 acres of land owned or previously owned by Huntley.  Debt service reserve funds were initially established with $700,000 for the Series A bonds and $3.09 million for the Series B bonds as security for the payment of principal and interest on the TIF Bonds.  To the extent the reserve funds are not needed to service the bonds, they will be returned to Huntley.  These funds are held in interest bearing accounts under the control of the trustee and totaled approximately $3.6 million at June 30, 2003.  There can be no assurance that these funds will be returned to Huntley and, therefore, they are not reflected on the balance sheets of the Company.  The TIF Bonds are not obligations of the Company and are not reflected on the Company’s balance sheet and no value has been ascribed to them by the Company.

As additional security for the Series B bonds, Huntley granted a mortgage to U.S. Bank Trust National Association (“US Bank”), as trustee for the holders of the Series B bonds, covering approximately 131 acres of land (the “US Bank Mortgage”).  Upon the sale of any parcel of land subject to the US Bank Mortgage, such parcel will be released from the US Bank Mortgage provided that Huntley deposits into a collateral account (the “US Bank Collateral Account”) an amount equal to the greater of (i) 50% of the July 1997 appraised value of such parcel or (ii) an amount per square foot of the parcel sold as set forth in Exhibit B to the Amended and Restated Intercreditor Agreement.  Amounts deposited into the US Bank Collateral Account are released to Huntley upon the issuance of a certificate of occupancy for the subject land parcel.  The balance in the US Bank Collateral Account was approximately $1.5 million at June 13, 2003 and is included in Restricted Cash on the Company’s balance sheets (see Note 2).  Based on a third-party review of the current incremental real estate and sales tax revenue and the available debt service reserve funds, the Company believes that there are sufficient funds to make the scheduled debt service payments on the Series A and B bonds.  Further, Huntley has no continuing legal obligation related to the proceeds received from the TIF Bonds and thus, no liability has been recognized related to this mortgage.

The independent directors of the Company approved the acquisition of Huntley and the assumption of the related net profits interest liabilities.  The Company believes this transaction reflects market terms.

Tulare Construction Loan

On April 24, 2003, the Company closed on a $3.1 million loan for the construction of Phase II of its outlet center in Tulare, California (the “Tulare II Loan”).  Upon the completion of the retail expansion construction, the loan will convert into a permanent loan maturing in August 2009.  The loan is secured by a first mortgage on the land and improvements and will bear interest at the greater of LIBOR plus 300 basis points or 5.5%.  The outstanding principal balance on the Tulare II Loan was $861,000 at June 30, 2003.  The loan was made by Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003, an affiliate of Howard Amster, a Director and principal shareholder of HGPI.

Other Borrowings

On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code.  The purchase price of $3.35 million included the assumption of a $3.2 million mortgage.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule.  The loan is non-recourse to HGPI.  The balance of the Petsmart Loan was $3.1 million at June 30, 2003 and $3.2 million at December 31, 2002.  The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate-Discontinued Operations on the balance sheets and its revenue and expenses are included in Income from Discontinued Operations on the statements of operations.

The Company has a mortgage loan secuitized by its corporate office building and related equipment in Norton Shores, Michigan.  The loan was originally scheduled to mature in December 2002 and has been extended to July 30, 2003.

The principal balance on this loan was $2.0 million and $2.2 million as of June 30, 2003 and December 31, 2002, respectively.  During the original term, the interest rate on the loan was LIBOR plus 2.5% per annum and monthly debt service payments of $22,500 were required.  During the extension period, the loan bears interest at LIBOR plus 5.5% per annum and requires monthly debt service payments of $50,000.  As of the date of this filing, there has not been an additional extension requested from the current lender because the Company expects to close shortly on replacement financing.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

On June 4, 2002, the Company purchased the land underlying its center in Laughlin, Nevada for $2.5 million pursuant to a purchase option contained in the ground lease.  The ground rent was prorated to February 25, 2002.  The Company paid approximately $500,000 at closing and a $2.0 million unsecured promissory note was provided by the seller.  This note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires amortization based on a ten year schedule.  The initial interest rate payable on the loan was 5.074% through February 28, 2003 and is 4.375% through February 29, 2004.  The outstanding principal balance on this note was $1.8 million and $1.9 million at June 30, 2003 and December 31, 2002, respectively.

Debt maturities and principal payments, including debt secured by the assets classified as discontinued operations, due subsequent to June 30, 2003 are as follows (in thousands):

	Operating	Discontinued
Due by:	Portfolio	Operations
June 30, 2004	$46,657	$179
June 30, 2005	2,062	198
June 30, 2006	7,920	214
June 30, 2007	3,808	232
June 30, 2008	776	3,163
Thereafter	29,118	14,912
	90,341	$18,898
Tulare Loan restructuring adjustment	1,202
Tulare II Loan (construction loan)	861
	$92,404

The GST Loans, on which the Company is in default, are reflected as current year maturities (see “JP Morgan Loans” above).  The Huntley Beal Loan and the Huntley Amster Loans are reflected as current year maturities, but each loan contains a provision for extension, upon the satisfaction of certain customary conditions (see “Huntley Debt” above).

The Company’s ability to secure new loans is limited by the fact that virtually all of the Company’s real estate assets are currently pledged as collateral for its current loans.

Note 6 - Related Party Transactions

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs.  E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini.  The Company paid premiums totaling approximately $2,000 and $96,000 during the three months ended June 30, 2003 and 2002, respectively and $238,000 and $242,000 during the six months ended June 30, 2003 and 2002, respectively, on insurance policies placed by Thilman & Filippini.  This includes insurance premiums for the properties classified as discontinued operations.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from Prime Group. The Company incurred rent expense of $13,000 and $12,000 during the three months ended June 30, 2003 and 2002, respectively and $26,000 and $24,000 during the six months ended June 30, 2003 and 2002, respectively.

On March 13, 2003, HGPI sold 261,628 limited partnership units in HGP LP to Pleasant Lake Apts. Ltd., an affiliate of Howard Amster, for aggregate consideration of $1.35 million, or $5.16 per unit.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid-in capital.  On March 14, 2003, the Company used $1.3 million of the proceeds from the sale to fund a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”) which entities are owned by Prime Group.  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  Approximately $340,000 of this loan was repaid in connection with the Company’s purchase of Huntley on June 13, 2003.  The principal balance on the loan was $500,000 at June 30, 2003.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  The fair value of the profits interest has been preliminarily estimated at $350,000.  The value of this interest is included in Land Held for Investment.  Such value will be recognized over the term of the loan as an adjustment to the yield. HGPI may consider additional sales of units in HGP LP to Mr. Amster or others in the future.

The Company obtained a $2.0 million loan on May 20, 2003 from an affiliate of Howard Amster.  The loan bears interest at a rate of 5% and is due upon demand (see Note 5).  This loan was repaid in connection with the sale of two outlet centers discussed below.

On May 31, 2003, the Company sold the partnership that owns two outlet centers located in Daleville, Indiana and Somerset, Pennsylvania to an investment group which includes Gary J. Skoien and Howard Amster.  The investment group has hired the Company to manage and lease the two properties.  The leasing and management agreement provides that the Company receive 50% of the net profit from the subsequent sale of the centers after the owners receive a 12% annual return on their investment (see Note 8).

On June 12, 2003, the Company borrowed $9.1 million from Amster Trading Company, an affiliate of Howard Amster ( the “Huntley Amster Loan”) which funded the purchase of Huntley from Prime Group and its affiliates on June 13, 2003.  The Huntley Amster Loan is guaranteed by HGPI and HGP LP and is secured by a pledge of the partnership interests in the partnerships which own Huntley, subject to any required lender consents.  The Huntley Amster Loan bears interest at a rate of 11.0% per annum, payable monthly and matures on June 12, 2003, with the option for a one-year extension.  In connection with the purchase of Huntley, the Company assumed the liabilities for the Beal Net Profits Agreement, the Skoien Net Profits Interest and the Prime Group Participation Interest (see Note 5).

Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company is also Executive Vice President and Chief Operating Officer of Prime Group.  Howard Amster is a director and significant shareholder of the Company.

Note 7 - Segment Information

During the six months ended June 30, 2003, and June 30, 2002, the Company operated twelve shopping centers located in nine states including two shopping centers which were sold in May 2003 and one shopping center which was held for sale at June 30, 2003, all of which are accounted for as discontinued operations on the statements of operations.  The Company separately evaluates the performance of each of its centers.  However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment.  In addition, the Company has a corporate segment and an investment land segment.  The Company evaluates performance and allocates resources primarily based on the Funds From Operations (“FFO”) expected to be generated by an investment in each individual shopping center.  FFO is a widely used measure of the operating performance of REITs, but may not be comparable to other REITs if they do not define similarly entitled items exactly as the Company defines them.  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States (“GAAP”)) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO.  FFO should not be considered as an alternative to either net income or cash flows from operating activities computed under accounting principles generally accepted in the United States.

A reconciliation of the loss before minority interests to FFO is as follows:

	Six months ended June 30, 2003	Six months ended June 30, 2002
	(in thousands)

Net income/(loss)	$9,393	$(3,438)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	3,742	(599)
Income/(loss) before minority interests	13,135	$(4,037)
Adjustments for depreciation and amortization	1,929	2,578

FFO	$15,064	$(1,459)

The line item entitled general and administrative expenses on the Company’s statements of operations represents corporate level general and administrative expenses.

The above schedule includes the operating results of the Company’s investment land segment which had a net loss of $45,000 for the three months ended June 30, 2003.  This investment land was acquired by the Company on June 13, 2003 (see Note 5).  The acquisition of this land was recorded as a purchase under generally accepted accounting principles in the United States and the total assets related to this segment, including the estimated acquisition amounts, were $32.7 million at June 30, 2003.

The remaining amounts in the table above comprise the results of the shopping center segment.

Note 8 - Property Dispositions

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

On March 12, 2003, the Company received a condemnation award for land adjacent to the Company’s center in Gretna, Nebraska.  The land was condemned by Sarpy County in Nebraska in order to widen Highway I-80 that runs along the center.  Proceeds from this sale were $37,000 and a gain on sale of $29,000 was recognized, which is included in Income from Discontinued Operations on the Company’s statement of operations.

On May 30, 2003 the Company sold a parcel of land adjacent to its center located in Tulare, California.  The proceeds from the sale were $650,000 and a gain of $548,000 was recognized, which is included in Income from Discontinued Operations on the Company’s statements of operations.

On May 31, 2003, the Company sold the partnership that owns two outlet centers located in Daleville, Indiana and Somerset, Pennsylvania for $1.98 million. A net gain on sale of $1.3 million was recognized, which is included in Income from Discontinued Operations on the Company’s statements of operations.  The investment group that acquired the partnership includes Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and an affiliate of Howard M. Amster, a director and significant shareholder of the Company.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The investment group has hired the Company to manage and lease the two properties.  The leasing and management agreement provides that the Company will receive 50% of the net profit from the subsequent sale of the centers after the owners receive a 12% annual return on their investment.  There can be no assurance that the Company will receive any funds from such sales.

Note 9 - Discontinued Operations

In accordance with SFAS 144 effective for financial statements issued for fiscal years beginning after December 15, 2001, the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.

The following table is a summary of the results of operations of the properties classified as discontinued operations (in thousands):

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Total revenue	$1,070	$960	$2,146	$2,069
Total expenses	909	1,666	2,442	3,454
Gain on debt restructuring	14,406	—	14,406	—
Income/(loss) before minority interests	14,567	(706)	14,110	(1,385)
Minority interests	(4,118)	105	(4,019)	207
Net gain on sale of real estate, net of minority interests of $467 and $474, respectively	1,332	—	1,354	—
Income/(loss) from discontinued operations	$11,781	$(601)	$11,445	$(1,178)

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

For the three and six months ended June 30, 2003

(unaudited)

Introduction

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (“HGPI” or, together with its subsidiaries “HGP” or the “Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company’s operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”).  HGPI is the sole general partner of HGP LP and, as of June 30, 2003, owned approximately 70.3% of the HGP LP partnership interests (“Common Units”).  In general, Common Units of HGP LP are exchangeable for shares of Common Stock of HGPI on a one-for-one basis at any time (or for an equivalent cash amount at the Company’s election).  HGPI controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

General Overview

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime Retail”) which was consummated on June 15, 1998 (“the Merger”).  As of June 30, 2003, the Company’s operating portfolio consisted of nine factory outlet centers located in seven states comprising an aggregate of approximately 1.8 million square feet of gross leasable area (“GLA”).  The Company also owns one power center, which is classified as discontinued operations.  Eight of the nine factory outlet centers and the power center were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and one factory outlet center was purchased by the Company from Prime Retail immediately subsequent to the consummation of the Merger.  At June 30, 2003, the Company owns and manages a total of 2.6 million square feet of GLA.

Prior to May 23, 2003, the Company was in default with respect to the obligations of two pools of loans originated by JP Morgan in July 1999 (the “JP Morgan Loans”).  The defaults were the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each pool of loans was secured by a group of three properties.  The first group consisted of three factory outlet centers located in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California (the “DST Loans”); the second group consisted of three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan (the “GST Loans” and “GST Properties”).  The loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans.  Interest expense on the JP Morgan Loans since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5% of each monthly amount due under the related notes.  The results of operations of the Company reflect the revenues and expenses, including accrued interest and penalties, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company.  The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.

The Company remains in default on the GST Loans at June 30, 2003.  The Company and the special servicer of the GST Loans are currently negotiating a restructuring of the GST Loans.  There can be assurance that such negotiations will result in any settlement of the loans or any modification of the terms of the loans.

On May 22, 2003, the Company restructured the DST Loans.  The restructuring involved (1) the acquisition of the loans secured by outlet centers in Daleville, Indiana and Somerset, Pennsylvania (the “Daleville and Somerset Loans”) which had an aggregate principal balance of $13.2 million, excluding accrued interest and penalties, and (2) the reinstatement of the loan secured by an outlet center in Tulare, California (the “Tulare Loan”) for a total payment by the Company of $1.98 million.  The funds for this transaction were provided by a $2.0 million loan made on May 20, 2003 from an affiliate of Howard Amster, a director and significant shareholder of the Company.  This note bears interest at a rate of 5% and is due upon demand.  On May 30, 2003 this loan was repaid in full in connection with the sale of the centers in Daleville, Indiana and Somerset, Pennsylvania to an investment group including Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and Howard Amster, a director and significant shareholder of the Company.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The restructuring of the Tulare Loan resulted in the immediate foregiveness of $798,000 of accrued penalties and default interest.  Additional accrued interest of $448,000 will be forgiven if the Company makes the scheduled debt service payments through September 2003.  The centers in Daleville, Indiana and Somerset, Pennsylvania were then sold for $1.98 million to an investment group including Gary Skoien, Chairman, Chief Executive Officer and President of the Company and an affiliate of Howard Amster, a Director and significant shareholder of the Company.  The investment group has hired the Company to manage and lease the two properties.  The leasing and management agreement provides that the Company receive 50% of the net profit from the subsequent sale of the centers after the owners receive a 12% annual return on their investment.  There can be no assurance that the Company will receive any funds from this type of transaction.  The operating results and gain on debt restructuring on the Daleville and Somerset Loans are included in Income from Discontinued Operations on the Company’s statements of operations.

In December 2002, the Company engaged a broker to market Lakeshore Marketplace, its power center in Norton Shores, Michigan.  The Company has executed a contract for the sale of this power center.  The Company is also marketing for sale its property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and 14 parcels of vacant land.  Pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reclassified the real estate assets for these properties to Real Estate-Discontinued Operations on the balance sheet and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations. SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported results of operations or funds from operations.

On June 13, 2003 the Company purchased controlling interest in two partnerships which own approximately 655 acres of land in Huntley, Illinois (“Huntley”) from affiliates of The Prime Group, Inc. (“Prime Group”).  This purchase was accounted for under the purchase method of accounting under which assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the purchase.  At June 30, 2003, purchase price allocation estimates are preliminary and will be finalized upon obtaining additional information regarding the liabilities assumed at acquisition. Direct costs incurred for development activities at Huntley are capitalized to Land Held for Investment on the Company’s balance sheets, while indirect costs and holding costs are expensed in general and administrative expense on the statements of operations.  The Company had previously acquired a 3.25% net profits interest in Huntley in connection with a loan made to Retail Partners (as defined herein) in March 2003.  The value of this interest is included in Land Held for Investment on the balance sheets (see Note 5 to the Condensed Consolidated Financial Statements).  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

The net loss from continuing operations before minority interests increased $155,000 for the three months ended June 30, 2003 compared to the same period in the prior year.  The main components of this change were an increase in insurance premiums, legal fees and uncollectible accounts partially offset by a decrease in interest expense due to the restructuring of the Tulare Loan.

Total revenue increased $99,000 in the three months ended June 30, 2003, compared to the same period in the prior year.  The primary factor was an increase in expense recovery income as a result of the significant increase in insurance premiums for the new policy year, including the addition of terrorism coverage as required by certain of the Company’s lenders.

Average occupancy for the three properties remaining in default on the JP Morgan Loans (the “GST Properties”) was 68.2% and 72.6% for the three month periods ended June 30, 2003 and 2002, respectively.  Total revenue for those properties was $673,000 and $779,000 for the three month periods ended June 30, 2003 and 2002, respectively.  Average occupancy for the Company’s six other outlet centers was 78.8% and 79.8% for the three month periods ended June 30, 2003 and 2002, respectively.  Total revenue for those properties was $3.5 million for each of the three month periods ended June 30, 2003 and 2002.

Property operating expenses increased $136,000 in the three months ended June 30, 2003 compared to the same period in the prior year.  The primary factors were an increase in planned maintenance projects at several centers and an increase in insurance premiums in the new policy year, including the addition of terrorism coverage required by some of the Company’s lenders.  Of the total increase, $9,000 was related to the GST Properties and $91,000 was related to the Company’s six other outlet centers.  The remaining increase related to corporate office rental activities.

Land lease and other expenses increased $138,000 in the three months ended June 30, 2003 compared to the same period in the prior year, primarily as a result of an increase in bad debt expense due to tenant bankruptcies and specific tenant account collection issues.

Depreciation and amortization expense decreased $68,000 in the three months ended June 30, 2003, compared to the same period in the prior year primarily due to reductions in the carrying values from impairment recorded in December 2002 of two of the GST Properties.

General and administrative expense increased $125,000 in the three months ended June 30, 2003, compared to the same period in the prior year mainly due to an increase in insurance premiums, legal costs and independent director fees.

The decrease in interest expense of $98,000 in the three months ended June 30, 2003 compared to the same period in the prior year was primarily the result of the restructuring of the Tulare Loan which was previously in default (see Note 5 to the Condensed Consolidated Financial Statements).  The decrease was partially offset by interest related to indebtedness incurred and debt assumed in connection with the acquisition of Huntley (see Note 5 to the Condensed Consolidated Financial Statements).

Income/(loss) from discontinued operations increased $12.4 million for the three months ended June 30, 2003 compared to the same period in the prior year.  This line item on the Company’s statement of operations contains the revenue and expenses from the properties classified as discontinued operations on the Company’s balance sheets, or sold during the period, pursuant to SFAS 144 (see Note 2 to the Condensed Consolidated Financial Statements).  The increase is primarily related to a gain resulting from the restructuring of the Daleville and Somerset Loans and the sale of the partnership that owns the outlet centers in Daleville, Indiana and Somerset, Pennsylvania (see Note 5 to the Condensed Consolidated Financial Statements).

The weighted average minority interest percentage for the three months ended June 30, 2003 was 29.7% as compared to 15.1% in the three months ended June 30, 2002 due to the Company’s sale of 261,628 units in HGP LP, on March 13, 2003, to Howard Amster, a director and principal shareholder of HGPI.  These units can not be converted into shares of Common Stock of HGPI.

Net income for the three months ended June 30, 2003 was $10.7 million and $3.74 per share on a basic and diluted basis, respectively, and net loss for the three months ended June 30, 2002 was $1.7 million and $0.61 per share on a basic and diluted basis.

Average occupancy for the Company’s total operating portfolio for the three months ended June 30, 2003 was 75.6% compared to 77.6% for the three months ended June 30, 2002.  Occupancy of the Company’s total portfolio (excluding the centers in Daleville, Indiana and Somerset, Pennsylvania which were sold in May 2003) at June 30, 2003 and 2002 was 76.5% and 81.6%, respectively.

Comparison of the Six Months Ended June 30, 2003 to the Six Months Ended June 30, 2002

Total revenue increased $218,000 in the six months ended June 30, 2003, compared to the same period in the prior year.  The primary factors were an increase in expense recovery income as a result of the significant increase in insurance premiums for the new policy year, including the addition of terrorism coverage as required by some of the Company’s lenders and an increase in interest income from the loan made to Retail Partners (see Note 6 to the Condensed Consolidated Financial Statements).

Average occupancy for the GST Properties was 67.6% and 73.2% for the six-month periods ended June 30, 2003 and 2002, respectively.  Total revenue for those properties was $1.4 million and $1.6 million for the six month periods ended June 30, 2003 and 2002, respectively.  Average occupancy for the Company’s other six outlet centers was 77.8% and 80.4% for the six-month periods ended June 30, 2003 and 2002, respectively.  Total revenue for those properties was $7.0 million and $6.9 million for the six month periods ended June 30, 2003 and 2002, respectively.

Property operating expense increased $220,000 in the six months ended June 30, 2003 compared to the same period in the prior year.  The primary factors were an increase in planned maintenance projects at several centers and an increase in insurance premiums in the new policy year, including the addition of terrorism coverage required by some of the Company’s lenders.  These increases were partially offset by overall cost-cutting programs implemented company wide.  Of the total increase, $33,000 was related to the GST Properties and $168,000 was related to the Company’s other six outlet centers.  The remaining difference relates to corporate activities.

Land lease and other expenses increased $78,000 in the six months ended June 30, 2003 compared to the same period in the prior year.  The increase primarily resulted from an increase in the Company’s contribution to marketing expense for the properties and an increase in  bad debt expense due to tenant bankruptcies offset by a decrease in land lease expense as a result of the Company’s acquisition of land under its center in Laughlin, Nevada.

Depreciation and amortization expense decreased $92,000 in the six months ended June 30, 2003, compared to the same period in the prior year.  This decrease is the result of reductions in carrying values from impairment recorded in December 2002 of two of the GST Properties.

General and administrative expense increased $135,000 in the six  months ended June 30, 2003, compared to the same period in the prior year mainly as a result of an increase in insurance premiums, legal costs and independent director fees.

The decrease in interest expense of $148,000 in the six months ended June 30, 2003 compared to the same period in the prior year was primarily the result of the restructuring of the Tulare Loan which was previously in default (see Note 5 to the Condensed Consolidated Financial Statements).  The decrease was partially offset by interest related to the acquisition of Huntley (see Note 5 to the Condensed Consolidated Financial Statements).

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

In March 2003, the Company received a condemnation award for land adjacent to the Company’s center in Gretna, Nebraska.  The land was condemned by Sarpy County in Nebraska in order to widen Highway No. I-80 that runs along the center.  The Company recognized a gain of $29,000 as a result of the condemnation, which is reflected in Income from Discontinued Operations on the Company’s statements of operations.

Income/(loss) from discontinued operations increased $12.6 million for the six months ended June 30, 2003 compared to the same period in the prior year.  This line item on the Company’s statement of operations contains the revenue and expenses from the properties classified as discontinued operations on the Company’s balance sheets, or sold during the period, pursuant to SFAS 144 (see Note 2 to the Condensed Consolidated Financial Statements).  The increase is primarily related to a gain resulting from the restructuring of the Daleville and Somerset Loans and the sale of the partnership that owns the outlet centers in Daleville, Indiana and Somerset, Pennsylvania (see Note 5 to the Condensed Consolidated Financial Statements).

The weighted average minority interest percentage for the six months ended June 30, 2003 was 25.9% as compared to 15.1% in the six months ended June 30, 2002 due to the Company’s sale of 261,628 units in HGP LP, on March 13, 2003, to Howard Amster, a director and principal shareholder of HGPI.  These units can not be converted into shares of Common Stock of HGPI.

Net income for the six months ended June 30, 2003 was $9.4 million and $3.27 per share on a basic and diluted basis, respectively, and net loss for the six months ended June 30, 2002 was $3.4 million and $1.20 per share on a basic and diluted basis.

Average occupancy for the Company’s total operating portfolio for the six months ended June 30, 2003 was 74.7% compared to 78.2% for the six months ended June 30, 2002.

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

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  At June 30, 2003 and December 31, 2002, the balances totaled $21.8 and $21.9 million, respectively.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (see Note 2 to the Condensed Consolidated Financial Statements).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  At June 30, 2003 and December 31, 2002, the balances totaled $2.6 million and $3.1 million, respectively.

Beal Bank provided two loans totaling $7.0 million (the “Beal Bank Loans”) and consist of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the “Beal Bank Loan I”), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the “Beal Bank Loan II”).  These loans are cross-collateralized and are recourse to the Company.  The Beal Bank Loans mature July 10, 2005.  Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004.

The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

The Beal Bank Loan II is guaranteed by Prime Retail up to a maximum of $4.0 million (the “Prime-Beal Guaranty”).  Mr. Skoien and Mr. Amster, Directors of the Company, are members of the Board of Directors of Prime Retail.  The Prime-Beal Guaranty will be released when the total outstanding balance of the Beal Bank Loans is equal to or less than $5.0 million.  The Company is obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty is in effect.

As of June 30, 2003, the Company was in default with respect to the obligations of one pool of loans originated by JP Morgan in July 1999 which is collateralized by three properties in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan (the “GST Properties” and the “GST Loans”) with an aggregate principal balance of $23.1 million at June 30, 2003 and December 31, 2002 (excluding accrued interest and penalties).  The defaults are the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.

Each loan is secured by a group of three properties.  The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 5 to the Condensed Consolidated Financial Statements).

The Company had previously been in default on a second pool of loans originated by JP Morgan which was secured by properties in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California (the “DST Loans”).  On May 22, 2003, the Company restructured the DST Loans.  The restructuring involved (1) the acquisition of the two loans secured by outlet centers in Daleville, Indiana and Somerset, Pennsylvania (the “Daleville and Somerset Loans”) which had an aggregate principal balance of $13.2 million, excluding accrued interest and penalties, and (2) the reinstatement of the loan secured by an outlet center in Tulare, California (the “Tulare Loan”) for a total payment by the Company of $1.98 million.  The funds for this transaction were provided by a $2.0 million loan made on May 20, 2003, from an affiliate of Howard Amster, a director and significant shareholder of the Company.  This note bears interest at a rate of 5% and is due upon demand.  On May 30, 2003, this loan was repaid in full in connection with the sale of the centers in Daleville, Indiana and Somerset, Pennsylvania to an investment group which includes Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and Howard Amster, a director and significant shareholder of the Company.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The restructuring of the Tulare Loan resulted in the immediate foregiveness of $798,000 of accrued penalties and default interest.  Additional accrued interest of $448,000 will be forgiven if the Company makes the scheduled debt service payments through September 2003.  Pursuant to FASB Statement No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the carrying amount and prospective effective interest rate on the Tulare Loan will be adjusted for the $1.2 million of forgiven interest and penalties applicable to this property.  At June 30, 2003, the Tulare Loan had an outstanding principal balance of $9.0 million and an unamortized restructuring adjustment of $1.2 million which will be amortized as a reduction of future interest expense under the restructured loan.  The gain on debt restructuring related to the Daleville and Somerset Loans of $14.4 million is included in Income from Discontinued Operations on the statement of operations because these two properties were sold on May 30, 2003 (see Note 8 to the Condensed Consolidated Financial Statements).

The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service on the GST Loans.  The failure to pay the full amount due constitutes a default under the loan agreements which allows the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.  The Company and the special servicer of the GST Loans are negotiating a restructuring of the GST Loans.  There can be no assurance that such negotiations will result in any settlement of the loans or in any modification of the terms of the loans.

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $310,000 at June 30, 2003.  In addition, $1.1 million of monthly available cash flow remitted as debt service after October 12, 2002 on the GST Loans has been placed in special purpose escrow accounts by the loan servicers, rather than being applied to the balances due on the loan.  The Company continues to manage these properties pursuant to a management agreement, which is subject to cancellation by the servicers of the loans.  The Company receives fees of approximately $12,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties.  In the third quarter of 2001, the Company estimated the current value of the six centers that collateralized the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers.  Accordingly, the results of operations for 2001 include a provision for asset impairment of $18.0 million, including $9.2 million related to properties which are included in Income from Discontinued Operations, representing a write-down of the carrying values of the assets to their estimated fair value.  Based on continuing negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002, including $8.9 million related to properties which are included in Income from Discontinued Operations, to further reduce the carrying values of the same four properties.  The aggregate carrying value of the real estate of the properties collateralizing the GST Loans was approximately $9.9 million at June 30, 2003.  The current outstanding loan balances totaled $23.1 million and accrued interest and penalties totaling $4.8 million.  If the lender were to foreclose on the GST Properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of the fair value of the centers which secured the GST Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

The mortgage loan secured by the Company’s outlet center in Holland, Michigan was made by Republic Bank.  The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The principal balance on this loan was $3.4 million at June 30, 2003 and December 31, 2002.  This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $142,000 at June 30, 2003.  Beginning in July 2004, the loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan.  In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

The mortgage loan secured by the Company’s power center in Norton Shores, Michigan was made by Greenwich Capital Financial Products, Inc. (“Greenwich”).  The $16.0 million loan matures in July 2011, requires monthly payments based on a 30-year amortization schedule and bears interest at a fixed rate of 7.647%.  The principal balance on this loan was $15.8 million at June 30, 2003 and December 31, 2002.  The loan is non-recourse to HGPI (subject to limited customary exceptions).  In connection with the Greenwich loan, Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., are restricted from owning any assets other than Lakeshore Marketplace and may not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC are pledged as security for the Greenwich loan.  This loan requires monthly funding of escrow accounts for the payment of future debt service payments, real estate taxes, insurance, capital improvements, tenant improvements and leasing commissions.  These accounts had a total balance of $834,000 at June 30, 2003.  Funds in excess of certain amounts specified in the loan agreement are disbursed to Lakeshore Marketplace, LLC monthly.  The Company has executed a contract for the sale of the center for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate-Discontinued Operations on the Company’s balance sheets and its revenue and expenses are included in Income from Discontinued Operations on the Company’s statements of operations.

The Company has a mortgage loan securitized by its corporate office building and related equipment in Norton Shores, Michigan.  The loan was originally scheduled to mature in December 2002 and has been extended to July 30, 2003.  The principal balance on this loan was $2.0 million and $2.2 million at June 30, 2003 and December 31, 2002, respectively.  During the original term, the interest rate on the loan was LIBOR plus 2.5% per annum and monthly debt service payments of $22,500 were required.  During the extension period, the loan bears interest at LIBOR plus 5.5% per annum and requires monthly debt service payments of $50,000.  As of the date of this filing, there has not been an additional extension requested from the current lender because the Company expects to close shortly on replacement financing.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

The Company owns a property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and is subject to a mortgage with a principal balance of $3.1 million and $3.2 million at June 30, 2003 and December 31, 2002 respectively.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule.  The loan is non-recourse to HGPI.  The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real

Estate-Discontinued Operations on the Company’s balance sheets and its revenue and expenses are included in Income from Discontinued Operations on the Company’s statements of operations.

The Company is the obligor on a $2.0 million unsecured promissory note incurred in connection with the acquisition of the land underlying its center in Laughlin, Nevada.  The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires monthly amortization based on a 10 year schedule.  The interest rate payable on the loan was 5.074% through February 28, 2003 and 4.375% through February 29, 2004.  The outstanding principal balance on this note was $1.8 million and $1.9 million at June 30, 2003 and December 31, 2002, respectively.

Pursuant to the terms of the UBS Loans, Greenwich loan and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers.  At June 30, 2003, there was approximately $983,000 deposited in escrows with the loan servicers, which the Company believes is sufficient to fund its ongoing capital requirements.  Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

On April 24, 2003, the Company closed on a $3.1 million loan for the construction of Phase II of its outlet center in Tulare, California (the “Tulare II Loan”).  The loan will convert into a permanent loan maturing in August 2009 upon completion of the retail expansion.  The loan is secured by a first mortgage on the land and improvements and will bear interest at the greater of LIBOR plus 300 basis points or 5.5%.  The outstanding principal balance on the Tulare II Loan was $861,000 at June 30, 2003.  The loan was made by Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003, an affiliate of Howard Amster, a Director and principal shareholder of HGPI.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.

On June 12, 2003 the Company borrowed $9.1 million from Amster Trading Company, an affiliate of Howard Amster, a director and significant shareholder of the Company (the “Huntley Amster Loan”) which funded the purchase of Huntley from Prime Group and its affiliates.  The Huntley Amster Loan bears interest at a rate of 11.0% per annum, payable monthly, and matures on June 12, 2004, with the option for a one-year extension.  A one percent (1%) origination fee was paid to Amster Trading Company.  The Huntley Amster Loan may not be prepaid in whole or in part prior to September 1, 2003 and thereafter requires a prepayment fee according to the following schedule:

Payment made during the period:	Prepayment Fee
September 1, 2003 to September 30, 2003	3.0%
October 1, 2003 to October 31, 2003	2.0%
November 1, 2003 to January 31, 2004	1.0%
After January 31, 2004	None

The Huntley Amster Loan is guaranteed by HGPI and HGP LP and is secured by a pledge of the partnership interests in the partnerships which own Huntley, subject to any required lender consents.

In connection with the Company’s acquisition of Huntley, the Company assumed a $10.7 million loan secured by Huntley provided by Beal Bank with a principal balance of $10.7 million at June 30, 2003 (the “Huntley Beal Loan”).  This loan requires monthly payments of interest at a rate equal to the greater of (i) the Wall Street Journal Prime Rate plus four percent (4%) or (ii) twelve percent (12%) per annum.  The Huntley Beal Loan may only be prepaid, prior to maturity, from the net proceeds from the sale of all or any portion of the collateral land.  Beal Bank must approve any collateral land sales in writing and may grant or withhold such consent in their sole discretion.  The loan matures on October 31, 2003, and allows for two one-year extensions upon the satisfaction of certain customary conditions.  The Huntley Beal Loan is guaranteed by HGPI.

Pursuant to the terms of the Amended and Restated Agreement and Assignment of Net Profits Interest dated October 27, 1999, as later amended (the “Beal Net Profits Agreement”), Beal Bank has a 35% interest in the Net Profits of the partnerships which own Huntley, subject to certain preferences in their distribution.  The Beal Net Profits Agreement was granted in connection with a prior loan made by Beal Bank to Huntley.  Net cash generated by Huntley is to be distributed in the following order:  first to the owners of Huntley in the amount of the Approved Contributions (which total approximately $11.6 million at June 30, 2003 and from which the Huntley Beal Loan is required to be repaid), second to Beal Bank for the Beal Account (which had a balance of approximately $6.6 million at June 30, 2003), third to Huntley for its account (which had a balance of approximately $12.2 million at June 30, 2003) and thereafter, 35% to Beal Bank and 65% to Huntley.  The Approved Contributions include operating and development expenditures funded for Huntley (excluding interest on the Huntley Beal Loan).  For purposes of determining distribution preferences under the Beal Net Profits Agreement, the Approved Contributions, the Huntley account and the Beal Account accrue interest per the terms of the Beal Net Profits Agreement.  On the maturity date of the Huntley Beal Loan, Huntley is required to pay Beal Bank the fair market value of Beal Bank’s Net Profits interest.  Pursuant to purchase accounting requirements, the Company has recorded an estimated liability for the Beal Net Profits Agreement in the amount of $9.1 million, reflecting the estimated value of the Beal Bank Net Profits interest liability.  Such estimate is subject to change.  Some of the factors that could cause a significant revision to the estimate include changes in zoning and changes in the market demand for real estate in the area.  The Beal Bank net profits interest has been included in Participation Interests and Other Liabilities on the Company’s balance sheets.  Certain affiliates of Prime have continuing guarantees related to the Beal Net Profits Agreement.  The Company has idemnified such guarantors against any liability in connection with their guarantees.  Capitalized terms in this paragraph which are not defined herein shall have the meanings given such terms in the Beal Net Profits Agreement, as amended.

Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is also the Executive Vice President and Chief Operating Officer of Prime Group.  In connection with his employment with Prime Group, Mr. Skoien was previously granted an interest (the “Skoien Net Profits Interest”) in the net proceeds generated by Huntley, which he retained after the Company’s purchase of Huntley.  The Skoien Net Profits Interest consists of a 9.675% participation in the Net Cash Flow (as defined in Mr. Skoien’s Net Profits Agreement) distributed to the Company (excluding distributions of all amounts contributed or advanced by the Company to Huntley plus interest per the terms of the agreement).  Pursuant to purchase accounting requirements, the Company has recorded a liability for the Skoien Net Profits Interest in the amount of $1.0 million, which represents its estimated fair value and which amount has been included in Participation Interests and Other Liabilities on the Company’s balance sheets.

As additional consideration for the partnership interests, Huntley granted to Prime Group, and certain of its affiliates, a participation interest of 26% of the net cash flow distributed by Huntley (the “Prime Group Participation Interest”) with respect to the interests acquired by the Company.  No amount is payable to Prime Group until the Company has received distributions from Huntley in excess of the purchase price plus advances made by the Company to Huntley  plus a 40% return on such amounts compounded quarterly.  Aggregate amounts payable pursuant to the Prime Group Participation Interest shall not exceed $5.0 million.  No liability has been recorded by the Company for the Prime Group Participation Interest as its current fair value is estimated to be zero.  Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company is also the Executive Vice President and Chief Operating Officer of Prime Group.

In 1993, the Village of Huntley (the “Village”) created a Tax Increment Financing District (the “TIF District”) which is authorized to issue up to $108.0 million of tax-exempt, tax-increment bonds (the “TIF Bonds”) to reimburse Huntley for a portion of the land cost and the cost of infrastructure improvements.  In 1995, the Village sold $7.0 million of Series A bonds and $14.0 million of Series B bonds.  Huntley owns the Series C bonds with a total principal amount of $25.0 million plus accrued interest.  The Series C bonds are subordinate to the Series A and Series B bonds.  Currently there is no portion of the tax increment available to the Series C bonds and no value has been ascribed to them by the Company.

The source of repayment for the TIF Bonds is (a) 100% of the increase in real estate taxes on the land in the TIF District above the taxes in place when the TIF District was created, and (b) one-half of the Village’s one percent (1%) sales tax collected on retail sales occurring within the TIF District.  The TIF District contains approximately 900 acres of land owned or previously owned by Huntley.  Debt service reserve funds were initially established with $700,000 for the Series A bonds and $3.09 million for the Series B bonds as security for the payment of principal and interest on the TIF Bonds.  To the extent the reserve funds are not needed to service the bonds, they will be returned to Huntley.  These funds are held in interest bearing accounts under the control of the trustee and total approximately $3.6 million at June 30, 2003.  There can be no assurance that these funds will be returned to Huntley and, therefore, they are not reflected on the balance sheets of the Company.  The TIF Bonds are not obligations of the Company and are not reflected on the Company’s balance sheet.

As additional security for the Series B bonds, Huntley granted a mortgage to U.S. Bank Trust National Association (“US Bank”), as trustee for the holders of the Series B bonds, covering on approximately 131 acres of land (the “US Bank Mortgage”).  Upon the sale of any parcel of land subject to the US Bank Mortgage, such parcel will be released from the US Bank Mortgage provided that Huntley deposits into a collateral account (the “US Bank Collateral Account”) an amount equal to the greater of (i) 50% of the July 1997 appraised value of such parcel or (ii) an amount per square foot of the parcel sold as set forth in Exhibit B to the Amended and Restated Intercreditor Agreement.  Amounts deposited into the US Bank Collateral Account are released to Huntley upon the issuance of a certificate of occupancy for the subject land parcel.  The balance in the US Bank Collateral Account was approximately $1.5 million at June 13, 2003 and is included in Restricted Cash on the Company’s balance sheets (see Note 2 to the Condensed Consolidated Financial Statements).  Based on a third-party review of the current incremental real estate and sales tax revenue and the available debt service reserve funds, the Company believes that there are sufficient funds to make the scheduled debt service payments on the Series A and B bonds.  Further, Huntley has continuing legal obligation related to the proceeds received from the TIF Bonds and thus, no liability has been recognized related to this mortgage.

The independent directors of the Company approved the acquisition of Huntley and the assumption of the related net profits interest liabilities and the Company believes that the transaction reflects market terms.

On March 14, 2003, the Company made a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”).  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  The principal balance on the loan was $500,000 at June 30, 2003.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  The fair value of the profits interest has been preliminarily estimated at $350,000.  The value of this interest is included in Land Held for Investment.  Such value will be recognized over the term of the loan as an adjustment to the yield.  Prime Group owns Retail Partners and Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of Prime Group and has a net profits interest in Huntley.  The independent directors of the Company approved this transaction as being at fair market conditions.

The Company expects to meet its short-term liquidity requirements generally through additional borrowings, working capital, cash flows from operations, the sale of real estate classified as Real Estate-Discontinued Operations on the Company’s balance sheets and the potential offering of equity securities in the private or public capital markets.  The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its center in Medford, Minnesota, through the use of working capital and cash flows from operations and, if necessary and available, additional borrowings of long-term debt and the potential offering of equity securities in the private or public capital markets.  The Company’s ability to secure new loans is limited by the fact that virtually all of the Company’s real estate assets are currently pledged as collateral for its current loans.

Discontinued Operations

The Company is actively marketing the following assets for sale:  the single tenant building in Roseville, Michigan leased to Petsmart, Inc., and 14 parcels of vacant land totaling approximately 108 acres in Norton Shores, Michigan; Fruitport Township, Michigan; Daleville, Indiana; Gretna, Nebraska and Medford, Minnesota and has executed a contract for the sale of Lakeshore Marketplace in Norton Shores, Michigan.  The net proceeds from the sale of these assets would be available for general corporate purposes, subject to certain restrictions and repayment obligations contained in the mortgage loans to which they are subject.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate-Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  In addition, the outlet centers located in Daleville, Indiana and Somerset, Pennsylvania, which were sold in May 2003, are also classified as discontinued operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported net income or loss.

Sale of Partnership Units

On December 27, 2002, HGPI sold 145,349 units of HGP LP to Howard M. Amster, a Director and principal shareholder of HGPI, for aggregate consideration of $750,000, or $5.16 per unit.  On March 13, 2003, HGPI sold 261,628 units of HGP LP to Mr. Amster for aggregate consideration of $1.35 million, or $5.16 per unit.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid in capital.  The 261,628 units sold on March 13, 2003 are not convertible into Common Shares of HGPI.

Nasdaq Compliance

The shares of the Company are currently listed on the NASDAQ SmallCap Market (“NASDAQ”).  As of December 31, 2002 and March 31, 2003, the Company did not meet NASDAQ’s financial requirements for continued listing based on the declining balance of shareholders’ equity.  NASDAQ granted the Company an extension to meet that requirement.  In connection with this extension, the Company agreed to file with NASDAQ and the SEC the filings required in connection with the Company’s sale of the Lakeshore Marketplace in Norton Shores, Michigan and reporting shareholders’ equity of at least $2.5 million.  There can be no assurance that the Company will continue to meet the NASDAQ requirements applicable to the listing of its shares.

Legal Proceedings

In the ordinary course of business the company is subject to certain legal actions.  While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

Quantitative and Qualitative Disclosure of Market Risk

(unaudited)

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  The Company’s future earnings and cash flows may be affected by changes in market interest rates.  The fair value of the Company’s debt obligations may also be affected by future changes in market interest rates.  The primary market risk facing the Company is related to its long-term indebtedness, which bears interest at fixed and variable rates.  The Company seeks fixed rate non-recourse debt to manage market risk.  At June 30, 2003, fixed rate debt represented approximately 79.9% or $88.9 million of the Company’s debt.  Loans with a fixed rate of interest and level amortization schedules minimize interest rate risk related to cash flows and interest expense until the maturity of such loans.

At June 30, 2003, variable rate debt represented 20.1% or $22.4 million of the Company’s total debt.  At June 30, 2003, the average interest rate on variable rate debt was approximately 10.3%.  Certain of the Company’s variable rate loans are subject to minimum interest rates that, as of June 30, 2003, were in excess of the contractual variable rates.  The $4.0 million Beal Bank Loan I bears interest at the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) plus 4.5% or 12.0%.  At June 30, 2003, the Prime Rate was 4.0%.  Thus, a 3.5% increase in the Prime Rate would not affect the interest payable on the Beal Bank I Loan.  The $3.0 million Beal Bank Loan II bears interest at the greater of the Prime Rate plus 2.5% or 9.9%.  Thus, a 3.4% increase in the Prime Rate would not affect the interest payable by the Company on the Beal Bank II Loan.  The $850,000 Tulare Construction Loan bears interest at the greater of LIBOR plus 3.0% or 5.5%.  At June 30, 2003, LIBOR was 1.3%.  Thus, a 1.2% increase in LIBOR would not affect the interest payable by the Company on the Tulare Construction Loan.  The $10.7 million Huntley Beal Loan bears interest at the greater of the Prime Rate plus 4.0% or 12.0%.  Thus, a 4.0% increase in the Prime Rate would not affect the interest payable by the Company on this loan.

The variable rate loan on the Company’s corporate office building in Norton Shores, Michigan requires fixed monthly payments of $50,000 and has an interest rate of LIBOR plus 5.5% per annum.  As of June 30, 2003, the effective interest rate on this loan was approximately 6.8%, resulting in monthly interest expense of approximately $11,500 based on a principal balance of $2.0 million as of June 30, 2003.  Thus, an increase in the LIBOR rate would not change the required debt service payment or monthly net cash flow of the Company related to this loan.  Any change in the LIBOR rate would affect the reported interest expense related to this loan.

If market interest rates applicable to the Company’s variable rate debt were to increase by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans) would increase $38,000 annually.  The cash flows of the Company would decrease by $18,000 annually due to such increase in interest rates (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans).  The fair value of total debt outstanding (excluding the JP Morgan Loans, on which the Company is currently in default) would decrease by $2.6 million based on a 100 basis point increase in interest rates.

If market interest rates applicable to the Company’s variable rate debt were to decrease by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans) would decrease $38,000 annually.  The cash flows of the Company would increase by $18,000 annually due to such decrease in interest rates (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans).  The fair value of total debt outstanding (excluding the JP Morgan Loans on which the Company is currently in default) would increase by $2.8 million based on a 100 basis point decrease in interest rates.

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

Controls and Procedures

(unaudited)

Item 4.  Controls and Procedures.

Effective as of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II — Other Information

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

On May 22, 2003, the Company restructured the DST Loans.  The restructuring included the acquisition of the Daleville and Somerset Loans and the reinstatement of the Tulare Loan.  The Company and the special servicer of the JP Morgan Loans are currently attempting to negotiate a restructuring of the GST Loans.  There can be no assurance that such discussions will result in any modification of the terms of the loans.  The GST Loans are non-recourse to HGPI, subject to certain customary exceptions.  See Note 5 to the Condensed Consolidated Financial Statements for further details.

On July 30, 2003 the Company’s loan secured by its corporate office building and related equipment in Norton Shores, Michigan matured.  This loan was originally scheduled to mature in December 2002.  The Company has not requested an additional extension from the current lender because the Company expects to close shortly on replacement financing.  There can be no assurance that the Company will be able to complete such refinancing or on what terms such refinancing may be accomplished.

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

Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP (14)

Exhibit 10.50	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001. (15)
Exhibit 10.51	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001. (15)
Exhibit 10.52	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002. (15)
Exhibit 10.53	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001. (15)
Exhibit 10.54

Promissory Note I dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of vacant land in Norton Shores, Michigan and Fruitport Township, Michigan.  (16)

Exhibit 10.55	Promissory Note II dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.56	Commercial Mortgage dated July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.57	Guaranty Agreement dated July 10, 2002 in favor of Beal Bank, S.S.B. related to the Monroe Outlet Center LLC loans. (16)
Exhibit 10.58

Second Amended and Restated Guaranty and Indemnity Agreement dated July 11, 2002 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. related to the financing of the outlet center in Monroe, Michigan.  (16)

Exhibit 10.59

Loan Agreement dated as of July 11, 2002 by and among UBS Warburg Real Estate Investments, Inc., Laughlin Outlet Center LLC, Warrenton Outlet Center LLC and Medford Outlet Center LLC related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.60	Promissory Note dated July 11, 2002 between UBS Warburg Real Estate Investments, Inc. and Laughlin Outlet Center LLC related to the financing of the outlet center in Laughlin, Nevada. (16)
Exhibit 10.61

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the outlet center in Laughlin, Nevada.  (16)

Exhibit 10.62

Guarantor Deed of Trust, Assignment of Leases and Rents, Security Agreement and Guaranty dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton Missouri outlet centers.  (16)

Exhibit 10.63

Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.64

Cash Management Agreement dated as of July 11, 2002 among Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Wachovia Bank, National Association, UBS Warburg Real Estate Investments Inc., and Horizon Group Properties, L.P. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.65

Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.66

Mezzanine Loan Document dated as of July 11, 2002 by and among Laughlin Holdings LLC, Medford Holdings LLC and Warrenton Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.67	Promissory Note dated July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center. (16)

Exhibit 10.68

Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.69

Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center.  (16)

Exhibit 10.70

Guarantor Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.71

Subordinate Cash Management Agreement dated as of July 11, 2002 among Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Wachovia Bank, National Association and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.72

Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the mezzanine financings of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.73	Form of Horizon Group Properties, L.P. Common Unit Award Agreement. (18)
Exhibit 10.74	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated August 21, 2002 (18)
Exhibit 10.75	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties, Inc. dated December 23, 2002, regarding the sale of partnership units in Horizon Group Properties, L.P. (19)
Exhibit 10.76	Amendment No.1 to Amended and Restated Agreement of Limited Partnership of Horizon Group Properties, L.P. (20)
Exhibit 10.77	Amendment to Employment Agreement between Thomas R. Rumptz and the Company dated December 19, 2002 (21)
Exhibit 10.78	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties, Inc. dated March 13, 2003, regarding the sale of partnership interests in Horizon Group Properties, L.P. (22)
Exhibit 10.79

Promissory Note dated as of March 14, 2003 between Retail Partners, Inc. and Retail Partners Limited Partnership as borrowers and Horizon Group Properties, Inc. as lender dated March 13, 2003, regarding the sale of partnership interests in Horizon Group Properties, L.P. (22)

Exhibit 10.80

Guaranty dated as of March 14, 2003 by The Prime Group, Inc., Prime Group Limited Partnership, Prime Group II, L.P., PFLP, Inc., and Prime International, Inc. as guarantors in favor of Horizon Group Properties, Inc. as lender (22)

Exhibit 10.81	Pledge and Security Agreement dated as of March 14, 2003 by and between Retail Partners Limited Partnership, Retail Partners, Inc. and Horizon Group Properties, Inc. (22)
Exhibit 10.82

Letter Agreement dated as of March 14, 2003 between Huntley Development Limited Partnership, Huntley Meadow Residential Venture, The Prime Group, Inc. and Horizon Group Properties, Inc. regarding the assignment of the profits interest (22)

Exhibit 10.83	Construction and Term Loan Agreement dated as of April 24, 2003 by and between Horizon Group Properties, L.P. and Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003 (24)
Exhibit 10.84	Promissory Note dated April 24, 2003 between Horizon Group Properties, L.P. and Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003 (24)
Exhibit 10.85

Construction Deed of Trust, Security Agreement, Financing Statement and Fixture Filing (with Assignment of Rents) dated as of April 24, 2003 by and among Horizon Group Properties, L.P., First American Title and Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003 (24)

Exhibit 10.86	Guaranty of Payment and Completion dated as of April 24, 2003 by Horizon Group Properties, Inc. to and for the benefit of Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003 (24)
Exhibit 10.87

Environmental Indemnity Agreement dated as of April 24, 2003 by Horizon Group Properties, L.P. and Horizon Group Properties, Inc. to and for the benefit of Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003 (24)

Exhibit 10.88	Demand Promissory Note dated as of May 20, 2003 between Horizon Group Properties, Inc., Pleasant Lake Apts. Limited Partnership and Pleasant Lake Apts. Corp. (25)
Exhibit 10.89

Consent and Assumption Agreement dated as of May 22, 2003 between and among Wells Fargo Bank Minnesota, N.A., as successor in interest to Norwest Bank Minnesota, National Association, as trustee for J.P. Morgan Commercial Mortgage Finance Corp., Mortgage Pass-Through Certificates, Series 2000-C9, Tulare Outlet Center, L.P., Daleville, Sommerset, Tulare Outlet Centers, L.P. and Horizon Group Properties, Inc. (25)

Exhibit 10.90	Letter Agreement dated May 20, 2003 between Pleasant Lake Apts. Limited Partnership and Horizon Group Properties, Inc. (25)
Exhibit 10.91

Purchase Agreement dated as of May 31, 2003 by and among Horizon Group Properties, Inc., Daleville, Sommerset, Tulare Finance Company, Inc., Horizon Group Properties, L.P., Pleasant Lake Apts. Corp., Pleasant Lake Apts. Limited Partnership, Richard Bongorno, Gary Skoien and David Zlatin (26)

Exhibit 10.92

Partnership Interests Purchase Agreement dated as of June 13, 2003 among The Prime Group, Inc., Huntley Development Company, Prime/Huntley Meadows Residential, Inc., PGLP Holdings, L.L.C., Horizon Group Properties, Inc., Horizon Huntley Finance LLC and Horizon Huntley LLC (27)

Exhibit 10.93

Assignment and Assumption Agreement – Huntley Development Limited Partnership dated as of June 13, 2003 by and among The Prime Group, Inc., Huntley Development Company, Horizon Huntley LLC and Horizon Huntley Finance LLC (27)

Exhibit 10.94

Assignment and Assumption Agreement – Huntley Meadows Residential Venture dated as of June 13, 2003 by and among PGLP Holdings, L.L.C., Prime/Huntley Meadows Residential, Inc., Horizon Huntley LLC and Horizon Huntley Finance LLC (27)

Exhibit 10.95

Indemnification and Guaranty Agreement dated as of June 13, 2003 by Horizon Huntley Finance LLC, Horizon Huntley LLC, and Horizon Group Properties, Inc. in favor of The Prime Group, Inc., Prime Group Limited Partnership, Prime Group II, L.P., Prime Group III, L.P., and Michael W. Reschke (27)

Exhibit 10.96	Amended, Restated and Increased Promissory Note dated January 30, 2002 between Huntley Development Limited Partnership and Beal Bank, S.S.B. (27)
Exhibit 10.97	Letter Agreement dated January 30, 2002 between Huntley Development Limited Partnership and Beal Bank, S.S.B. (27)
Exhibit 10.98	Third Modification and Extension Agreement dated January 30, 2002 by and among Huntley Development Limited Partnership, The Prime Group, Inc. and Beal Bank, S.S.B. (27)
Exhibit 10.99	Fourth Modification Agreement dated June 13, 2003 by and among Huntley Development Limited Partnership, The Prime Group, Inc., Horizon Group Properties, Inc. and Beal Bank S.S.B. (27)
Exhibit 10.100	Guaranty Agreement dated as of October 27, 1999 by The Prime Group, Inc. in favor of Beal Bank, S.S.B. (27)
Exhibit 10.101	Guaranty Agreement dated June 13, 2003 by Horizon Group Properties, Inc. in favor of Beal Bank, S.S.B. (27)
Exhibit 10.102	Mortgage, Security Agreement, and Assignment of Leases and Rents executed October 27, 1999 by Huntley Development Limited Partnership in favor of Beal Bank, S.S.B. (27)
Exhibit 10.103

First Amendment to Mortgage, Security Agreement and Assignment of Leases and Rents and Related Documents dated December 29, 1999 by and among Huntley Development Limited Partnership, The Prime Group, Inc. and Beal Bank, S.S.B. (27)

Exhibit 10.104

Amended and Restated Agreement and Assignment of Net Profits Interest dated October 27, 1999 by Huntley Development Limited Partnership and Huntley Meadows Residential Venture unto Beal Bank, S.S.B. (27)

Exhibit 10.105

First Amendment to Amended and Restated Agreement and Assignment of Net Profits Interest dated January 30, 2002 by Huntley Development Limited Partnership and Huntley Meadows Residential Venture and Beal Bank, S.S.B. (27)

Exhibit 10.106

Amended and Restated Mortgage and Security Agreement dated as of December 14, 1999 by Huntley Development Limited Partnership in favor of and for the benefit of U.S. Bank Trust National Association formerly known as First Trust National Association (27)

Exhibit 10.107

Amended and Restated Intercreditor Agreement dated as of December 14, 1999 by and among Huntley Development Limited Partnership, Beal Bank, S.S.B., and U.S. Bank Trust National Association formerly known as First Trust National Association (27)

Exhibit 10.108	Promissory Note dated June 12, 2003 between Horizon Huntley LLC and Amster Trading Company (27)
Exhibit 10.109	Horizon Group Properties, Inc. Unaudited Condensed Consolidated Balance Sheet as of May 31, 2003 (28)
Exhibit 10.110	Letter agreement dated June 11, 2003 between The Prime Group, Inc. and Gary J. Skoien regarding Mr. Skoien’s Net Profits Interest in Huntley
Exhibit 21	Subsidiaries of the Company
Exhibit 31.1	Certification of Gary J. Skoien, Chairman, Chief Executive Officer and President of Horizon Group Properties, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended
Exhibit 31.2	Certification of David R. Tinkham, Chief Financial Officer of Horizon Group Properties, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended
Exhibit 32.1

Certification of Gary J. Skoien, Chairman, Chief Executive Officer and President of Horizon Group Properties, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of David R. Tinkham, Chief Financial Officer of Horizon Group Properties, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Press release issued by the Company on March 14, 2003 announcing the sale of limited partner units in HGP LP to Howard M. Amster and the Company’s loan to Retail Partners (22)
Exhibit 99.2	Press release issued by the Company on March 31, 2003 announcing fourth quarter 2002 earnings (23)
Exhibit 99.3	Press release issued by the Company on April 25, 2003 announcing the closing on a loan for the construction of Phase II of the Company’s outlet center in Tulare, California (24)
Exhibit 99.6	Press release issued by the Company on May 30, 2003 announcing the restructuring of three loans which had been in default since October 2001 (25)
Exhibit 99.7	Press release issued by the Company on June 3, 2003 announcing the sale of the partnership that owns the two outlet centers in Daleville, Indiana and Somerset, Pennsylvania (26)
Exhibit 99.8	Press release issued by the Company on June 13, 2003 announcing the acquisition of controlling interest in the Huntley Partnerships (27)

1                            Incorporated by reference to the Company’s Registration Statement on Form 10, as amended, dated as of
June 4, 1998 (Commission file no. 0-24123)

2                            Incorporated by reference to the Company’s Current Report on Form 8-K dated as of June 30, 1998
(Commission file no. 0-24123)

3                            Incorporated by reference to the Company’s Form 10-Q dated as of August 14, 1998
(Commission file no. 0-24123)

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
(Commission file no. 0-24123)

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
(Commission file no. 0-24123)

23                      Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 3, 2003
(Commission file no. 0-24123)

24                      Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 28, 2003
(Commission file no. 0-24123)

25                      Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 30, 2003
(Commission file no. 0-24123)

26                      Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 31, 2003
(Commission file no. 0-24123)

27                      Incorporated by reference to the Company’s Current Report on Form 8-K dated as of June 30, 2003
(Commission file no. 0-24123)

28                      Incorporated by reference to the Company’s Current Report on Form 8-K dated as of July 16, 2003
(Commission file no. 0-24123)

(a)                  Report on Form 8-K

A Form 8-K was filed on April 3, 2003, regarding the Company’s press release announcing its results of operations for the fourth quarter of 2002.

A Form 8-K was filed on April 28, 2003, regarding the Company’s press release announcing the closing on a $3.1 million loan for the construction of Phase II of the Company’s outlet center in Tulare, California.

A Form 8-K was filed on June 4, 2003, regarding the Company’s press release announcing the restructuring of three loans which had been in default since October 2001.

A Form 8-K was filed on June 4, 2003, regarding the Company’s press release announcing the sale of the partnership that owns the two outlet centers in Daleville, Indiana and Somerset, Pennsylvania.

A Form 8-K was filed on June 30, 2003, regarding the Company’s acquisition of controlling interest in Huntley.

A Form 8-K was filed on July 16, 2003, regarding the Company’s publication of its unaudited condensed consolidated balance sheet as of May 31, 2003 in response to a request from the NASDAQ SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.
Registrant

Date:	August 14, 2003	By:	/s/ Gary J. Skoien
Gary J. Skoien, President and Chief Executive Officer

Date:	August 14, 2003	By:	/s/ David R. Tinkham
David R. Tinkham, Chief Accounting and Chief Financial Officer