Form 10-Q
period 2003-09-30
HORIZON GROUP PROPERTIES INC
filed 2003-11-14
CIK 1060744

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐  Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission file number:  0-24123

HORIZON GROUP PROPERTIES, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	38-3407933
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

77 West Wacker Drive, Suite 4200, Chicago , IL	60601
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act)

Yes   ☐    No   ☒

Number of common shares outstanding at  November 10, 2003  2,870,194

HORIZON GROUP PROPERTIES, INC.

Index to Form 10-Q

September 30, 2003

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002
	(thousands, except per share data)
REVENUE
Base rent	$3,312	$3,392
Percentage rent	34	30
Expense recoveries	681	692
Other	279	64
Total revenue	4,306	4,178

EXPENSES
Property operating	1,203	1,217
Real estate taxes	387	327
Land lease and other	161	149
Depreciation and amortization	860	986
General and administrative	1,010	778
Interest	2,692	2,122
Total expenses	6,313	5,579

Loss from continuing operations before minority interests	(2,007)	(1,401)

Minority interests	572	202

Loss from continuing operations	(1,435)	(1,199)

Gain on sale of real estate, net of minority interests	—	22

Income/(loss) from discontinued operations, net of minority interests	8,116	(686)

Net income/(loss)	$6,681	$(1,863)

Per common share – basic and diluted:
Loss from continuing operations	$(0.50)	$(0.42)
Net income/(loss)	$2.33	$(0.65)

Weighted average common shares outstanding
Basic	2,870	2,870
Diluted	3,664	3,386

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(thousands, except per share data)
REVENUE
Base rent	$9,875	$9,855
Percentage rent	138	120
Expense recoveries	2,147	2,092
Other	685	408
Total revenue	12,845	12,475

EXPENSES
Property operating	3,670	3,468
Real estate taxes	1,217	1,135
Land lease and other	581	487
Depreciation and amortization	2,722	2,943
General and administrative	2,434	2,066
Interest	6,696	6,370
Total expenses	17,320	16,469

Loss from continuing operations before minority interests	(4,475)	(3,994)

Minority interests	1,258	585

Loss from continuing operations	(3,217)	(3,409)

Gain on sale of real estate, net of minority interests	—	153

Income/(loss) from discontinued operations, net of minority interests	19,292	(2,045)

Net income/(loss)	$16,075	$(5,301)

Per common share – basic and diluted:
Loss from continuing operations	$(1.12)	$(1.19)
Net income/(loss)	$5.60	$(1.85)

Weighted average common shares outstanding
Basic	2,870	2,870
Diluted	3,627	3,382

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2003	December 31, 2002
	(thousands)

ASSETS
Real estate – at cost:
Land	$7,673	$7,673
Buildings and improvements	82,604	80,366
Less accumulated depreciation	(14,561)	(12,818)
	75,716	75,221
Land held for investment	30,600	—
Total net real estate	106,316	75,221

Cash and cash equivalents	1,845	1,237
Restricted cash	7,011	2,707
Tenant accounts receivable	1,144	1,072
Real estate – discontinued operations	7,926	21,055
Deferred costs (net of accumulated amortization of $1,234 and $793, respectively)	2,038	2,146
Other assets	1,903	1,239
Total assets	$128,183	$104,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:

Mortgages and other debt – continuing operations	$91,282	$71,560
Mortgages and other debt – discontinued operations	3,134	32,192
Accrued interest	4,971	6,741
Accounts payable and other accrued expenses	4,523	3,292
Prepaid rents and other tenant liabilities	958	1,170
Participation interests and other liabilities	10,470	716
Total liabilities	115,338	115,671

Minority interests	1,778	(1,966)

Shareholders’ equity (deficit):
Common shares ($.01 par value, 50,000 shares authorized, 2,870 issued and outstanding)	29	29
Additional paid-in capital	39,469	35,451
Accumulated deficit	(28,431)	(44,508)
Total shareholders’ equity (deficit)	11,067	(9,028)
Total liabilities and shareholders’ equity (deficit)	$128,183	$104,677

See accompanying notes to condensed consolidated financial statements.

HORIZON GROUP PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(thousands)
Cash flows from operating activities:
Net income/(loss)	$16,075	$(5,301)
Net gain on sale of real estate	(12,889)	(153)
Net gain on debt restructure	(14,406)	—
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interests in net loss	(1,258)	(585)
Minority interests in discontinued operations and gain on sale of real estate	7,441	(361)
Depreciation	2,447	3,456
Amortization, including deferred financing costs	557	1,104
HGP partnership unit grants	225	120
Changes in assets and liabilities:
Restricted cash	(2,031)	(535)
Tenant accounts receivable	(72)	224
Deferred costs and other assets	(3,377)	(138)
Accounts payable and accrued expenses and accrued interest	(18)	4,333
Participation interests and other liabilities	(472)	(39)
Prepaid rents and other tenant liabilities	(226)	(122)
Net cash provided by /(used in) operating activities	(8,004)	2,003

Cash flows from investing activities:
Acquisition of land	—	(2,500)
Acquisition of land held for investment	(9,300)	—
Expenditures for buildings and improvements	(3,743)	(180)
Net proceeds from sale of real estate	13,594	635
Net cash provided by/(used in) investing activities	551	(2,045)

Cash flows from financing activities:
Sale of HGP LP partnership units	1,350	—
Principal payments on mortgages and other debt	(9,783)	(33,120)
Proceeds from borrowings	16,700	34,500
Debt issue costs	(206)	(1,474)
Net cash provided by /(used in) financing activities	8,061	(94)

Net increase/(decrease) in cash and cash equivalents	608	(136)

Cash and cash equivalents:
Beginning of period	1,237	1,096
End of period	$1,845	$960

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

As of September 30, 2003, HGP’s operating portfolio consisted of nine factory outlet centers located in seven states comprising an aggregate of approximately 1.8 million square feet of gross leasable area (“GLA”).  Eight of the nine factory outlet centers were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and one factory outlet center was purchased by the Company from Prime immediately subsequent to the consummation of the Merger.  At September 30, 2003, the Company owned and managed a total of 2.2 million square feet of GLA.

The operations of the Company are primarily conducted through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”) of which the Company is the sole general partner.  As of September 30, 2003, HGPI owned approximately 70.3% of the partnership interests (the “Common Units”) of HGP LP. In general, Common Units are exchangeable for shares of Common Stock on a one-for-one basis (or for an equivalent cash amount at the Company’s election).

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

On June 13, 2003, the Company purchased controlling interest in two partnerships, which own approximately 655 acres of land in Huntley, Illinois (“Huntley”) from affiliates of The Prime Group, Inc. (“Prime Group”) Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company is also the Executive Vice President and Chief Operating Officer of Prime Group.  The independent directors of the Company approved this transaction and the Company believes the transaction reflects market terms.  This purchase was accounted for under the purchase method of accounting under which assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the purchase.  The initial purchase price allocation estimates are preliminary and will be finalized upon obtaining additional information regarding the liabilities assumed at acquisition.  Direct costs incurred for development activities at Huntley are capitalized to Land Held for Investment on the Company’s balance sheets, while indirect costs and holding costs are expensed in general and administrative expense on the Company’s statements of operations.  The Company had previously acquired a 3.25% net profits interest in Huntley in connection with a loan made to Retail Partners (as defined herein) in March 2003.  The value of this interest is included in Land Held for Investment on the balance sheets (see Note 5).

The following summarizes the preliminary estimate of the assets acquired and liabilities assumed by the Company on June 13, 2003 pursuant to the purchase of Huntley:

(In thousands)
Land held for investment	$30,250
Restricted cash	2,060
$32,310

Mortgages and other debt	$10,706
Accounts payable and accrued expenses	2,174
Other liabilities	10,130
Contributed capital (cash paid)	9,300
$32,310

On August 19, 2003, the Company sold the power center located in Norton Shores, Michigan and adjacent land parcels for $22.7 million.  The mortgage loan secured by the power center and made by Greenwich Capital Financial Products, Inc. was assumed by the purchaser (see Note 8).  Pursuant to the requirements of SFAS 144, the net real estate assets of this property and its results of operations have been classified as discontinued operations.  A gain of $10.9 million was recognized and is included in Income from Discontinued Operations on the Company’s statements of operations.

Note 2 - Summary of Significant Accounting Policies

Interim Period Financial Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K as updated on Form 8-K dated September 26, 2003 for the year ended December 31, 2002.

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

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be achieved in future periods.

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

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 1 and Technical Correction” (“SFAS No. 145”).  Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require the Company to reclassify prior period items into continuing operations, including those recorded in the current period, that do not meet the extraordinary classification.  Additionally, future gains and losses related to debt extinguishment may be required to be classified in income from continuing operations.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 became effective in fiscal years beginning after May 15, 2002.  The Company recorded a gain on the extinguishment of debt in the nine months ended September 30, 2003 which is included in Income from Discontinued Operations on the Company’s statements of operations.

Real Estate and Depreciation

Costs incurred for the acquisition, development, construction and improvement of properties, as well as significant renovations and betterments to the properties, are capitalized. Maintenance and repairs are charged to expense as incurred. Interest costs incurred with respect to qualified expenditures relating to the construction of assets are capitalized during the construction period.  During the three and nine months ended September 30, 2003, $23,000 and $25,000, respectively, of interest was capitalized related to the construction of Phase II of the outlet center in Tulare, California.

Amounts included under buildings and improvements on the condensed consolidated balance sheets include the following types of assets and are depreciated on the straight-line method over estimated useful lives, which are:

Buildings and improvements	31.5 years
Tenant improvements	10 years or lease term, if less
Furniture, fixtures or equipment	3 - 7 years

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets.  For assets to be held in the portfolio, impairment losses are measured as the difference between carrying value and fair value.  For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose.  Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable or anticipated sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

Depreciation and amortization expense includes charges for unamortized capitalized costs related to unscheduled tenant move-outs totaling $6,000 and $25,000 for the three months ended September 30, 2003 and 2002, respectively, and $115,000 and $92,000 for the nine months ended September 30, 2003 and 2002, respectively, both excluding properties classified as discontinued operations.

Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of amounts deposited in accounts with (1) the Company’s primary lenders in connection with certain loans (see Note 5), (2) in escrow accounts for infrastructure requirements related to land sales in Huntley and future infrastructure expenses and interest payments related to Huntley and (3) with the trustee for the TIF Bonds (as hereinafter defined) until certificates of occupancy are received for previously sold Huntley land parcels which secure the US Bank Mortgage (see Note 5).  At September 30, 2003, the escrow accounts related to the Company’s primary lenders include approximately $1.0 million in capital improvement and tenant allowance reserves, $707,000 in real estate tax and insurance escrows, and approximately $839,000 for debt service and operating expenses, including $114,000 of cash flow remitted as debt service which has not yet been applied to the loans on the three JP Morgan Loans which remain in default (see Note 5).  The Huntley infrastructure escrow accounts total $3.0 million and the US Bank Mortgage account has a balance of approximately $1.5 million at September 30, 2003.

Tenant Accounts Receivable

Management regularly reviews accounts receivable and estimates the necessary amounts to be recorded as an allowance for uncollectibility.  These reserves are established on a tenant-specific basis and are based upon, among other factors, the period of time an amount is past due and the financial condition of the obligor.

Total tenant accounts receivable are reflected net of reserves of $157,000 and $314,000 as of September 30, 2003 and December 31, 2002, respectively.  The provision for doubtful accounts was $24,000 and $43,000 for the three months ended September 30, 2003 and 2002, respectively, and $105,000 and $87,000 for the nine months ended September 30, 2003 and 2002, respectively.  This charge is included in the line item entitled “Land lease and other” on the statement of operations.

Discontinued Operations

Periodically, in the course of reviewing the performance of its portfolio, management may determine that it is appropriate for the Company to offer certain properties for sale, and accordingly, such properties will be classified as discontinued operations on the Company’s balance sheets.  In accordance with SFAS 144, assets held for sale are valued at the lower of carrying value or fair value less costs to dispose.  For fiscal years beginning after December 15, 2001, SFAS 144 requires that the results of operations and gain/(loss) on real estate properties sold or held for sale subsequent to December 31, 2001 be reflected in the consolidated statements of operations as “Income from Discontinued Operations” for all periods presented.  As of September 30, 2003, the Company is actively marketing the following assets for sale: the single tenant building in Roseville, Michigan leased to Petsmart, Inc., the 103,000 square foot strip building at the outlet center in Monroe, Michigan, and 8 parcels of vacant land totaling approximately 88 acres. Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate-Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  The Company ceased depreciating the building in Monroe, Michigan at September 30, 2003.  In addition, operations from the outlet centers located in Daleville, Indiana and Somerset, Pennsylvania, which were sold in May 2003 and the power center located in Norton Shores, Michigan which was sold in August 2003 are also included in the discontinued operations line items on the balance sheets and statements of operations.  SFAS 144 also requires that prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s previously reported net income or loss.

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

Minority Interests

Minority interests represent the interests of unitholders of HGP LP, other than HGPI in the net earnings and net equity of HGP LP.  The unitholder minority interest in HGP LP was approximately 29.7% at September 30, 2003.  On March 13, 2003, HGPI sold 261,268 units in HGP LP to Howard Amster, a director and principal shareholder of HGPI, for aggregate consideration of $1.35 million or $5.16 per unit.  These units cannot be converted into shares of Common Stock of HGPI.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid in capital.  HGPI may consider additional sale of units in HGP LP to Mr. Amster or others in the future.  There were no unit conversions or repurchases in the three or nine months ended September 30, 2003 or 2002.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Minimum annual rentals are recognized on a straight-line basis over the terms of the respective leases.  As a result of recording rental revenue on a straight-line basis, tenant accounts receivable include $390,000 and $402,000 as of September 30, 2003 and December 31, 2002, respectively, which is expected to be collected over the remaining lives of the leases.  Rents which represent basic occupancy costs, including fixed amounts and amounts computed as a function of sales, are classified as base rent.  Amounts which may become payable in addition to base rent and which are computed as a function of sales in excess of certain thresholds are classified as percentage rents and are accrued after the reported tenant sales only after the sales exceed the applicable thresholds.  Expense recoveries based on common area maintenance expenses and certain other expenses are accrued in the period in which the related expense is incurred.

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

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(in thousands, except per share information)
Numerator:
Net income/(loss) – basic	$6,681	$(1,863)	$16,075	$(5,301)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	1,840	(324)	4,919	(923)
Net income/(loss) – diluted	$8,521	$(2,187)	$20,994	$(6,224)

Denominator:
Weighted average shares outstanding – basic	2,870	2,870	2,870	2,870
Effect of dilutive securities:
Converting units to shares	781	516	754	512
Employee stock options	13	—	3	—
Weighted average shares outstanding - diluted	3,664	3,386	3,627	3,382

Net income/(loss) per share – basic and diluted	$2.33	$(0.65)	$5.60	$(1.85)

Loss from continuing operations	$(1,435)	$(1,199)	$(3,217)	$(3,409)
Loss from continuing operations per share – basic and diluted	$(0.50)	$(0.42)	$(1.12)	$(1.19)

Outstanding stock options and the potential conversion of units to shares were excluded in computing diluted earnings per share because the effect was anti-dilutive.

Minority interests of unitholders excludes the minority interests for the non-convertible units purchased by Howard Amster.

Note 4 - Long Term Stock Incentive Plan

The Company has adopted the HGP 1998 Long Term Stock Incentive Plan (the “HGP Stock Plan”) to advance the interests of the Company by encouraging and enabling the acquisition of a financial interest in the Company by key employees and directors of the Company and its subsidiaries through equity awards.  The Company reserved 338,900 common shares for issuance pursuant to the HGP Stock Plan and options covering 326,000 shares were outstanding at September 30, 2003.  The Company uses the intrinsic value method of accounting for it stock – based compensation.

The following table sets forth net loss and net loss per share computed on a proforma basis under the requirements of SFAS 123.

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Net income/(loss) - basic	$6,681	$(1,863)	$16,075	$(5,301)
Add stock-based compensation expense included in net income/(loss)	—	—	—	—
Deduct stock-based compensation expense determined under fair value based method, net of minority interests	23	6	45	27

Proforma net income/(loss) - basic and diluted	$6,658	$(1,869)	$16,030	$(5,328)

Income/(loss) per share:
Basic and diluted - as reported	$2.33	$(0.65)	$5.60	$(1.85)
Basic and diluted - proforma	$2.32	$(0.65)	$5.59	$(1.86)

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

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  The outstanding balances of these loans totaled $21.7 million and $21.9 million at September 30, 2003 and December 31, 2002, respectively.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (see Note 2).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  The outstanding balances of these loans totaled $2.4 million and $3.1 million at September 30, 2003 and December 31, 2002, respectively.

Beal Bank provided two loans initially totaling $7.0 million (the “Beal Bank Loans”) and consisted of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the “Beal Bank Loan I”), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the “Beal Bank Loan II”).  These loans are cross-collateralized and are recourse to the Company.  The Beal Bank Loans mature July 10, 2005.  Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004.  In connection with the Company’s sale of the vacant land in Norton Shores, Michigan in August 2003, $1.0 million was repaid on each of the Beal Bank Loans and the Beal Bank Loans were cross defaulted with the Huntley Beal Loan.  The Company also granted a second mortgage on Huntley to Beal Bank as security for the Beal Bank Loans.  In addition, the Company granted Beal Bank a first priority pledge and security interest in the net proceeds resulting from the sale of the partnerships that own the outlet center located in Laughlin, Nevada.  The balance of the Beal Bank Loan I was $2.0 million and Beal Bank Loan II was $3.0 million at September 30, 2003.

The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

The Beal Bank Loan II is guaranteed by Prime Retail up to a maximum amount of $4.0 million (the “Prime-Beal Guaranty”).  Mr. Skoien and Mr. Amster, Directors of the Company, are members of the board of Directors of Prime Retail.  The Prime-Beal Guaranty was released on August 19, 2003, pursuant to the agreement, when the total outstanding balance of the Beal Bank Loans was reduced to $5.0 million.  The Company was obligated to make quarterly payments of $15,000 to Prime Retail as long as this guaranty was in effect.  Prime had guaranteed $10.0 million of obligations under the HGP Credit Facility, (the “Prime Retail Guarantee”).  In connection with the Prime Retail Guarantee, HGP paid Prime Retail a fee of $400,000 per annum from June 15, 1998 through June 15, 2001.  In connection with the extension of the maturity date of the HGP Credit Facility, Prime Retail reaffirmed its obligations with respect to the Prime Retail Guarantee.  From June 15, 2001 through June 15, 2002, the Company paid Prime Retail an annual fee of $150,000.  Pursuant to the Prime Retail Guarantee, Prime Retail was also the guarantor of the indebtedness related to the Company’s corporate office building with National City Bank, which was repaid on August 19, 2003 (see Other Borrowings below).

On June 29, 2001, the Company completed a $3.5 million refinancing of its outlet center in Holland, Michigan, with Republic Bank.  The outstanding balance of this loan was $3.3 million and $3.4 million at September 30, 2003 and December 31, 2002, respectively.  The loan is for a term of five years, requires monthly debt service payments of $30,000 based on a twenty-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The net proceeds from the loan were used to reduce the balance of the HGP Credit Facility.

On August 19, 2003, the Company sold its power center and several acres of adjacent vacant land located in Norton Shores, Michigan.  The power center had been security for a $16.0 million loan provided by Greenwich Capital Financial Products, Inc. (“Greenwich”) in July 2001.  This loan was assumed by the purchaser.  The non-recourse loan was for a term of ten years, required monthly payments based on a 30-year amortization schedule and bore interest at a fixed rate of 7.647%.  The outstanding balance of this loan was $15.7 million at August 19, 2003 and $15.8 million at December 31, 2002.  In connection with the Greenwich loan, title to Lakeshore Marketplace was transferred to a new entity, Lakeshore Marketplace, LLC, a wholly owned subsidiary of the Company.  Lakeshore Marketplace, LLC, and its managing member, Lakeshore Marketplace Finance Company, Inc., were restricted from owning any assets other than Lakeshore Marketplace and could not incur additional liabilities, other than normal trade payables.  All of the assets of Lakeshore Marketplace, LLC were pledged as security for the Greenwich loan.

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

On October 10, 2001, the Company notified the servicers of the JP Morgan Loans that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service.  The Company remits monthly all available cash flow, after a reserve for monthly operating expenses, as partial payment of the debt service.  The failure to pay the full amount due constitutes a default under the loan agreements which would allow the respective lenders to exercise their various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.  The interest rate applicable during the occurrence and continuance of an Event of Default (as defined in the loan agreements) is 13.46%.  In addition, a penalty of 5.0% of each monthly installment is imposed in the event that such monthly installment is not timely made in full.  The default interest and monthly penalty have been accrued in the consolidated financial statements since October 2001.  Interest expense for the three months ended September 30, 2003 and 2002 includes $315,000 and $453,000, respectively, and for the nine months ended September 30, 2003 and 2002 includes $1.4 million and $1.3 million, respectively, for these charges, excluding properties classified as discontinued operations.

On May 22, 2003, the Company restructured the DST Loans.  The restructuring involved (1) the acquisition of the loans secured by outlet centers located in Daleville, Indiana and Somerset, Pennsylvania (the “Daleville and Somerset Loans”) which had an aggregate principal balance of $13.2 million, excluding accrued interest and penalties, and (2) the reinstatement of the loan secured by an outlet center in Tulare, California (the “Tulare Loan”) for a total payment by the Company of $1.98 million.  The funds for this transaction were provided by a $2.0 million loan made on May 20, 2003 from an affiliate of Howard Amster, a director and significant shareholder of the Company.  On May 30, 2003 this loan was repaid in full in connection with the sale of the centers in Daleville, Indiana and Somerset, Pennsylvania to an investment group including Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and Howard Amster.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The restructuring of the Tulare Loan resulted in the immediate foregiveness of $798,000 of accrued penalties and default interest.  Additional accrued interest of $448,000 was forgiven when the Company made the scheduled debt service payments through September 2003.  Pursuant to FASB Statement No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the carrying amount and prospective effective interest rate on the Tulare Loan was adjusted for the forgiven interest and penalties applicable to this property.  At September 30, 2003, the Tulare Loan had an outstanding principal balance of $8.9 million and an unamortized restructuring adjustment of $1.2 million which will be amortized as a reduction of future interest expense under the restructured loan.  The Tulare Loan is no longer in default.  The gain on debt restructuring related to the Daleville and Somerset Loans of $14.4 million is included in Income from Discontinued Operations on the statement of operations because the two properties were sold on May 30, 2003 (see Note 8).  The Company remains in default on the GST Loans.  The Company and the special servicer of the GST Loans are currently negotiating a restructuring of the GST Loans.  There can be no assurance that such negotiations will result in any settlement of the loans or any modification of the terms of the loans (see Note 10 — Subsequent Events)

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements.  Such escrow accounts totaled $269,000 at September 30, 2003.  These escrow accounts are classified on the balance sheet as restricted cash (see Note 2).  The Company continues to manage the properties which secure the JP Morgan Loans pursuant to management agreements which are subject to cancellation by the servicers of the loans with respect to the loans which remain in default.  The Company receives fees of approximately $12,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties.  The Company estimated the value of the six centers that collateralize the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers.  Accordingly, the results of operations for the third quarter of 2001 include a provision for asset impairment of $18.0 million, including $9.2 million related to properties which are included in Income from

Discontinued Operations, representing a write-down of the carrying values of the assets to their estimated fair values.  Based on continuing negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002, including $8.9 million related to properties which are included in Income from Discontinued Operations, to further reduce the carrying values of the same four properties.  The aggregate carrying value of the real estate of properties collateralizing the GST Loans was approximately $9.9 million at September 30, 2003.  The current outstanding loan balances of the GST Loans totaled $22.9 million, plus accrued interest and penalties of approximately $4.7 million.  If the lender were to foreclose on the GST Properties, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of the fair value of the centers which secure the GST Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

Huntley Debt

On June 12, 2003 the Company borrowed $9.1 million from Amster Trading Company, an affiliate of Howard Amster, a director and significant shareholder of the Company (the “Huntley Amster Loan”) which funded the purchase of Huntley from Prime Group and its affiliates.  The Huntley Amster Loan bears interest at a rate of 11.0% per annum, payable monthly, and matures on June 12, 2004, with the option for a one-year extension.  A one percent (1.0%) origination fee was paid to Amster Trading Company.  The Huntley Amster Loan may not be prepaid in whole or in part prior to September 1, 2003 and thereafter requires a prepayment fee according to the following schedule:

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

In connection with the Company’s acquisition of Huntley, the Company assumed a $10.7 million loan secured by Huntley provided by Beal Bank with a principal balance of $10.7 million at September 30, 2003 (the “Huntley Beal Loan”).  This loan requires monthly payments of interest at a rate equal to the greater of (i) the Wall Street Journal Prime Rate plus four percent (4%) or (ii) twelve percent (12%) per annum.  The Huntley Beal Loan may only be prepaid, prior to maturity, from the net proceeds from the sale of all or any portion of the collateral land.  Beal Bank must approve any collateral land sales in writing and may grant or withhold such consent in their sole discretion.  The loan matures on October 31, 2004, and allows for a one-year extension upon the satisfaction of certain customary conditions.  The Huntley Beal Loan is guaranteed by HGPI.  In connection with the sale of the power center in Norton Shores, Michigan, Beal Bank granted the Company an option to extend the maturity of the Huntley Beal Loan until October 31, 2005.  The Company agreed to cross default the Beal Bank Loans and the Huntley Beal Loan.  The Company also granted a second mortgage on Huntley to Beal Bank as security for the Beal Bank Loans.  In addition, the Company granted Beal Bank a first priority pledge and security interest in the net proceeds resulting from the sale of the partnerships that own the outlet center located in Laughlin, Nevada.

Pursuant to the terms of the Amended and Restated Agreement and Assignment of Net Profits Interest dated October 27, 1999, as later amended (the “Beal Net Profits Agreement”), Beal Bank has a 35% interest in the Net Profits of the partnerships which own Huntley, subject to certain preferences in their distribution.  The Beal Net Profits Agreement was granted in connection with a prior loan made by Beal Bank to Huntley.  Net cash generated by Huntley is to be distributed in the following order:  first to the owners of Huntley in the amount of the Approved Contributions (which total approximately $12.1 million at September 30, 2003 and from which the Huntley Beal Loan is required to be repaid), second to Beal Bank for the Beal Account (which had a balance of approximately $6.6 million at September 30, 2003), third to Huntley for its account (which had a balance of approximately $12.3 million at September 30, 2003) and thereafter, 35% to Beal Bank and 65% to Huntley.  The Approved Contributions include operating and development expenditures funded for Huntley (excluding interest on the Huntley Beal Loan).  For purposes of determining distribution preferences under the Beal Net Profits Agreement, the Approved Contributions, the Huntley

account and the Beal Account accrue interest per the terms of the Beal Net Profits Agreement.  On the maturity date of the Huntley Beal Loan, Huntley is required to pay Beal Bank the fair market value of Beal Bank’s Net Profits interest.  Pursuant to purchase accounting requirements, the Company has recorded an estimated liability for the Beal Net Profits Agreement in the amount of $9.1 million, reflecting the estimated value of the Beal Bank Net Profits interest liability.  Such estimate is subject to change.  Some of the factors that could cause a significant revision to the estimate include changes in zoning and changes in the market demand for real estate in the area.  The Beal Bank net profits interest has been included in Participation Interests and Other Liabilities on the Company’s balance sheets.  Certain affiliates of Prime Group have continuing guarantees related to the Beal Net Profits Agreement.  The Company has idemnified such guarantors against any liability in connection with their guarantees.  Capitalized terms in this paragraph which are not defined herein shall have the meanings given such terms in the Beal Net Profits Agreement, as amended.

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

The source of repayment for the TIF Bonds is (a) 100% of the increase in real estate taxes on the land in the TIF District above the taxes in place when the TIF District was created, and (b) one-half of the Village’s one percent (1%) sales tax collected on retail sales occurring within the TIF District.  The TIF District contains approximately 900 acres of land owned or previously owned by Huntley.  Debt service reserve funds were initially established with $700,000 for the Series A bonds and $3.09 million for the Series B bonds as security for the payment of principal and interest on the TIF Bonds.  To the extent the reserve funds are not needed to service the bonds, they will be returned to Huntley.  These funds are held in interest bearing accounts under the control of the trustee and totaled approximately $3.6 million at September 30, 2003.  There can be no assurance that these funds will be returned to Huntley and, therefore, they are not reflected on the balance sheets of the Company.  The TIF Bonds are not obligations of the Company and are not reflected on the Company’s balance sheet and no value has been ascribed to them by the Company.

As additional security for the Series B bonds, Huntley granted a mortgage to U.S. Bank Trust National Association (“US Bank”), as trustee for the holders of the Series B bonds, covering approximately 131 acres of land (the “US Bank Mortgage”).  Upon the sale of any parcel of land subject to the US Bank Mortgage, such parcel will be released from the US Bank Mortgage provided that Huntley deposits into a collateral account (the “US Bank Collateral Account”) an amount equal to the greater of (i) 50% of the July 1997 appraised value of such parcel or (ii) an amount per square foot of the parcel sold as set forth in Exhibit B to the Amended and Restated Intercreditor Agreement.  Amounts deposited into the US Bank Collateral Account are released to Huntley upon the issuance of a certificate of occupancy for the subject land parcel.  The balance in the US Bank Collateral Account was approximately $1.5 million at September 30, 2003 and is included in Restricted Cash on the Company’s balance sheets (see Note 2).  Based on a third-party review of the current incremental real estate and sales tax revenue and the available debt service reserve funds, the Company believes that there are sufficient funds to make the scheduled debt service payments on the Series A and B bonds.  Further, Huntley has no continuing legal obligation related to the proceeds received from the TIF Bonds and thus, no liability has been recognized related to this mortgage. The independent directors of the Company approved the acquisition of Huntley and the assumption of the related net profits interest liabilities.  The Company believes this transaction reflects market terms.

Tulare Construction Loan

On April 24, 2003, the Company closed on a $3.1 million loan for the construction of Phase II of its outlet center in Tulare, California (the “Tulare II Loan”).  Upon the completion of the retail expansion construction, the loan will convert into a permanent loan maturing in August 2009.  The loan is secured by a first mortgage on the land and improvements and will bear interest at the greater of LIBOR plus 300 basis points or 5.5%.  The outstanding principal balance on the Tulare II Loan was $2.1 million at September 30, 2003.  The loan was made by Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003, an affiliate of Howard Amster, a Director and principal shareholder of HGPI.

Other Borrowings

On July 20, 2001, the Company acquired the ownership of a triple net leased property in Roseville, Michigan, which is leased to Petsmart, Inc., as a replacement property for its center in Dry Ridge, Kentucky in a transaction structured as a tax deferred exchange under the provisions of Section 1031 of the Code.  The purchase price of $3.35 million included the assumption of a $3.2 million mortgage.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25 year schedule.  The loan is non-recourse to HGPI.  The balance of the Petsmart Loan was $3.1 million and $3.2 million at September 30, 2003 and December 31, 2002, respectively.  The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate-Discontinued Operations on the balance sheets and its revenue and expenses are included in Income from Discontinued Operations on the statements of operations.

On August 19, 2003, the Company refinanced its corporate office building in Norton Shores, Michigan with a $2.25 million loan from UBS Real Estate Investments Inc. (“UBS” and the “UBS Office Loan”).  The UBS Office Loan requires an officer of the Company to be personally liable for losses suffered by UBS for environmental damages and the results of certain actions prohibited under the UBS Office Loan documents.  Gary J. Skoien personally indemnified UBS for such losses and damages.  The Company agreed to indemnify Mr. Skoien for any amounts paid under the UBS indemnification and to pay Mr. Skoien an annual fee of $30,000 related to such indemnification until the loan is repaid (or Mr. Skoien is otherwise released from the UBS indemnification obligations).  The outstanding balance of this loan was $2.2 million at September 30, 2003.  The loan is for a term of ten years, requires monthly principal payments based on a 30-year amortization schedule and bears interest at a fixed rate of 6.89%.

On June 4, 2002, the Company purchased the land underlying its center in Laughlin, Nevada for $2.5 million pursuant to a purchase option contained in the ground lease.  The ground rent was prorated to February 25, 2002.  The Company paid approximately $500,000 at closing and a $2.0 million unsecured promissory note was provided by the seller.  This note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires amortization based on a ten year schedule.  The initial interest rate payable on the loan was 5.074% through February 28, 2003 and is 4.375% through February 29, 2004.  The outstanding principal balance on this note was $1.7 million and $1.9 million at September 30, 2003 and December 31, 2002, respectively.

Debt maturities and principal payments, including debt secured by the assets classified as discontinued operations, due subsequent to September 30, 2003 are as follows (in thousands):

Due by:	Operating Portfolio	Discontinued Operations
September 30, 2004	$33,876	$39
September 30, 2005	17,637	42
September 30, 2006	3,869	46
September 30, 2007	766	50
September 30, 2008	817	2,957
Thereafter	31,046	—
	88,011	$3,134
Tulare Loan restructuring adjustment	1,157
Tulare II Loan (construction loan)	2,114
	$91,282

The GST Loans, on which the Company is in default, are reflected as current year maturities (see “JP Morgan Loans” above).  The Huntley Amster Loan is reflected as a current year maturity, but the loan contains a provision for extension, upon the satisfaction of certain customary conditions (see “Huntley Debt” above).

The Company’s ability to secure new loans is limited by the fact that virtually all of the Company’s real estate assets are currently pledged as collateral for its current loans.

Note 6 - Related Party Transactions

The Company utilizes Thilman & Filippini as its agent for insurance and risk management programs.  E. Thomas Thilman is a Director of the Company and a partner in Thilman & Filippini.  The Company paid premiums totaling approximately $678,000 and $688,000 during the three months ended September 30, 2003 and 2002, respectively and $917,000 and $929,000 during the nine months ended September 30, 2003 and 2002, respectively, on insurance policies placed by Thilman & Filippini.  This includes insurance premiums for the properties classified as discontinued operations.

The Company sub-leases office space on a month to month basis for its senior executives at 77 W. Wacker, Chicago, Illinois from Prime Group.  The Company incurred rent expense of $13,000 and $12,000 during the three months ended September 30, 2003 and 2002, respectively and $39,000 and $36,000 during the nine months ended September 30, 2003 and 2002, respectively.

On March 13, 2003, HGPI sold 261,628 limited partnership units in HGP LP to Pleasant Lake Apts. Ltd., an affiliate of Howard Amster, for aggregate consideration of $1.35 million, or $5.16 per unit.  Proceeds in excess of HGPI’s carrying value of these units was recognized as an increase in additional paid-in capital.  On March 14, 2003, the Company used $1.3 million of the proceeds from the sale to fund a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”) which entities are owned by Prime Group.  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  Approximately $340,000 of this loan was repaid in connection with the Company’s purchase of Huntley on June 13, 2003.  The principal balance on the loan was $500,000 at September 30, 2003.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  The fair value of the profits interest has been preliminarily estimated at $350,000.  The value of this interest is included in Land Held for Investment.  Such value will be recognized over the term of the loan as an adjustment to the yield. HGPI may consider additional sales of units in HGP LP to Mr. Amster or others in the future.

The Company obtained a $2.0 million loan on May 20, 2003 from an affiliate of Howard Amster.  The loan bears interest at a rate of 5.0% and was due upon demand (see Note 5).  This loan was repaid in connection with the sale of two outlet centers discussed below.

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

On June 12, 2003, the Company borrowed $9.1 million from Amster Trading Company, an affiliate of Howard Amster (the “Huntley Amster Loan”) which funded the purchase of Huntley from Prime Group and its affiliates on June 13, 2003.  The Huntley Amster Loan is guaranteed by HGPI and HGP LP and is secured by a pledge of the partnership interests in the partnerships which own Huntley, subject to any required lender consents.  The Huntley Amster Loan bears interest at a rate of 11.0% per annum, payable monthly and matures on June 12, 2004, with the option for a one-year extension.  In connection with the purchase of Huntley, the Company assumed the liabilities for the Beal Net Profits Agreement, the Skoien Net Profits Interest and the Prime Group Participation Interest (see Note 5).

On August 19, 2003, the Company refinanced its corporate office building in Norton Shores, Michigan with a $2.25 million loan from UBS Real Estate Investments Inc. (“UBS” and the “UBS Office Loan”).  The UBS Office Loan requires an officer of the Company to be personally liable for losses suffered by UBS for environmental damages and the results of certain actions prohibited under the UBS Office Loan documents.  Gary J. Skoien personally indemnified UBS for such losses and damages.  The Company agreed to indemnify Mr. Skoien for any amounts paid under the UBS indemnification and to pay Mr. Skoien an annual fee of $30,000 related to such indemnification until the loan is repaid (or Mr. Skoien is otherwise released from the UBS indemnification obligations).  The outstanding balance of this loan was $2.2 million at September 30, 2003.  The loan is for a term of ten years, requires monthly principal payments based on a 30-year amortization schedule and bears interest at a fixed rate of 6.89%.

Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company is also Executive Vice President and Chief Operating Officer of Prime Group.  Howard Amster is a director and significant shareholder of the Company.

Note 7 - Segment Information

During the nine months ended September 30, 2003 and September 30, 2002, the Company operated twelve shopping centers located in nine states including two shopping centers which were sold in May 2003 and a power center which was sold in August 2003, all of which were accounted for as discontinued operations on the statements of operations.  The Company separately evaluates the performance of each of its centers.  However, because each of the centers has similar economic characteristics, facilities and/or tenants, the shopping centers have been aggregated into a single dominant shopping center segment.  In addition, the Company has a corporate segment and an investment land segment.  The Company evaluates performance and allocates resources primarily based on the Funds From Operations (“FFO”) expected to be generated by an investment in each individual shopping center. FFO is a widely used measure of the operating performance of REITs, but may not be comparable to other REITs if they do not define similarly entitled items exactly as the Company defines them.  FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), means net income excluding extraordinary items (as defined by accounting principles generally accepted in the United States (“GAAP”)) and gains and losses from sales of depreciable operating property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Gains and losses on non-depreciable real estate assets, including land parcels, are included in FFO.  FFO should not be considered as an alternative to either net income or cash flows from operating activities computed under accounting principles generally accepted in the United States.

A reconciliation of loss before minority interests to FFO, computed assuming full dilution from all outstanding shares and units, is as follows:

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(in thousands)
Net income/(loss)	$16,075	$(5,301)
Minority interests of unitholders (in loss from continuing operations, discontinued operations and gain on sale of real estate)	6,183	(923)
Income/(loss) before minority interests	22,258	(6,224)
Adjustments for depreciation and amortization	2,187	3,863
FFO	$24,445	$(2,361)

The line item entitled general and administrative expenses on the Company’s statements of operations represents corporate level general and administrative expenses.

The above schedule includes the operating results of the Company’s investment land segment, which had a net loss of $854,000 for the period ended September 30, 2003.  This investment land was acquired by the Company on June 13, 2003 (see Note 5).  The acquisition of this land was recorded as a purchase under generally accepted accounting principles in the United States and the total assets related to this segment approximate $31.0 million at September 30, 2003.

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

On August 19, 2003, the Company sold the power center and adjacent land parcels located in Norton Shores, Michigan for $22.7 million, including the assumption of the mortgage with Greenwich Capital Financial Products, Inc. by the purchaser.  A gain of $10.9 million was recognized and is included in Income from Discontinued Operations on the Company’s statements of operations.  The Company used $2.0 million of the proceeds from the sale to pay $1.0 million each on the Beal Bank Loans.  The vacant land parcels were a portion of the security for the Beal Bank Loan I.  The reduction of the principal balance on the Beal Bank Loans to $5.0 million released the Prime-Beal Guaranty.  In addition, Beal Bank required that $3.0 million be deposited into an escrow account to fund infrastructure and interest payments for Huntley, since the mortgage it provided on that property is cross-collateralized with the Beal Bank Loans.

On September 16, 2003, the Company sold 10 acres of vacant land in Fruitport Township, Michigan.  The proceeds from this sale were $226,000 and a gain on sale of $116,000 was recognized, which is included in Income from Discontinued Operations on the Company’s statements of operations.

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

The following table is a summary of the results of operations of the properties classified as discontinued operations (in thousands):

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Total revenue	$634	$1,151	$2,891	$3,354
Total expenses	567	1,959	3,453	5,760
Gain on debt restructuring	—	—	14,406	—
Income/(loss) before minority interests	67	(808)	13,844	(2,406)
Minority interests	—	122	(3,934)	361
Net gain on sale of real estate, net of minority interests of $3.0 million and $3.5 million, respectively	8,049	—	9,382	—
Income/(loss) from discontinued operations	$8,116	$(686)	$19,292	$(2,045)

Note 10 – Subsequent Events

On October 3, 2003, the Company commenced an offer for the purchase of all shares of its common stock held by persons owning 20 or fewer shares as of the close of business on September 26, 2003.  The Company will pay $5.00 for each share properly tendered by an eligible stockholder.  The offer is not conditioned on the receipt of any minimum number of tenders and will expire at 5:00 p.m., New York City time, on Wednesday, December 3, 2003, unless extended prior to that date.  If, after completion of the offer, the Company has fewer than 300 stockholders of record, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934 and become a non-reporting company and the common stock will no longer be eligible for trading on the Nasdaq market.

On November 4, 2003, the Company began restructuring the three GST Loans on which it had been in default (see Note 5).  The planned restructuring includes the payoff at a discount of the loans secured by the outlet centers in Sealy, Texas and Gretna, Nebraska and the reinstatement to current status of the loan secured by the outlet center in Traverse City, Michigan.  The loan secured by the outlet center in Sealy was repaid on November 4, 2003 and the loan secured by the outlet center in Gretna was repaid on November 6, 2003.  The reinstatement of the loan secured by the outlet center in Traverse City is expected to be completed by November 20, 2003.The restructuring of the GST Loans requires the payment of all current interest and principal on the Traverse City loan as of the date of its reinstatement together with additional payments totaling $4.0 million.

The repaid loans had an aggregate principal balance of approximately $18.0 million, excluding accrued interest and penalties, as of the dates of repayment.  The reinstatement to current status of the loan secured by the outlet center in Traverse City will result in the forgiveness of approximately $600,000 of accrued penalties and default interest.  The carrying amount and prospective effective interest rate on the loan secured by the center in Traverse City will be adjusted for the forgiven interest and penalties applicable to this property.

The funds to accomplish this restructuring were provided to the Company by an affiliate of Howard M. Amster, a director and principle shareholder of the Company.  The Company sold a 49% interest in Gretna, Sealy, Traverse City Outlet Centers, L.L.C. (“GST”), the entity that owned the three outlet centers subject to the GST Loans, to an affiliate of Mr. Amster for $1.96 million.  An affiliate of Mr. Amster also made a $2.04 million loan to the Company.  The proceeds from this loan and the sale of the interests in GST are required to be used to complete the planned debt restructuring.  The loan bears interest at 8.0% and matures on August 3, 2004.

HORIZON GROUP PROPERTIES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three and nine months ended September 30, 2003

(unaudited)

Introduction

The following discussion and analysis of the condensed consolidated financial condition and results of operations of Horizon Group Properties, Inc. (“HGPI”, or together with its subsidiaries “HGP” or the “Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. The Company’s operations are conducted primarily through a subsidiary limited partnership, Horizon Group Properties, L.P. (“HGP LP”).  HGPI is the sole general partner of HGP LP and, as of September 30, 2003, owned approximately 70.3% of the HGP LP partnership interests (“Common Units”).  In general, Common Units of HGP LP are exchangeable for shares of Common Stock of HGPI on a one-for-one basis at any time (or for an equivalent cash amount at the Company’s election).  HGPI controls HGP LP and is dependent on distributions or other payments from HGP LP to meet its financial obligations.

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

General Overview

The Company is a self-administered and self-managed corporation that was established in connection with the merger of Horizon Group, Inc., a Michigan corporation (“Horizon”) with and into Prime Retail, Inc., a Maryland corporation (“Prime Retail”) which was consummated on June 15, 1998 (“the Merger”).  As of September 30, 2003, the Company’s operating portfolio consisted of nine factory outlet centers located in seven states comprising an aggregate of approximately 1.8 million square feet of gross leasable area (“GLA”).  Eight of the nine factory outlet centers were contributed to the Company by Horizon pursuant to a Contribution Agreement entered into in connection with the Merger (the “Contribution Agreement”) and one factory outlet center was purchased by the Company from Prime Retail immediately subsequent to the consummation of the Merger.  At September 30, 2003, the Company owned and managed a total of 2.2 million square feet of GLA.

Prior to May 22, 2003, the Company was in default with respect to the obligations of two pools of loans originated by JP Morgan in July 1999 (the “JP Morgan Loans”).  The defaults were the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each pool of loans was secured by a group of three properties.  The first group consisted of three factory outlet centers located in Daleville, Indiana,

Somerset, Pennsylvania and Tulare, California (the “DST Loans”); the second group consisted of three factory outlet centers located in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan (the “GST Loans” and “GST Properties”).  The loans are non-recourse to HGPI, subject to certain customary exceptions.  The Company continues to manage the centers and remit the net cash flow each month as partial payment on the loans.  Interest expense on the JP Morgan Loans since October 2001 has been accrued at the default rate of interest (an annual rate of 13.46%) together with a penalty equal to 5.0% of each monthly amount due under the related notes.  The results of operations of the Company reflect the revenues and expenses, including accrued interest and penalties, of the properties subject to the JP Morgan Loans together with the revenues and expenses of the other properties owned by the Company.  The defaults under the loan agreements allow the respective lenders to exercise their various remedies contained in the loan agreements, including termination of the Company as manager of the centers, application of escrow balances to delinquent payments and foreclosure on the properties which collateralize the loans.

The Company remains in default on the GST Loans at September 30, 2003.  The Company and the special servicer of the GST Loans are currently negotiating a restructuring of the GST Loans.  There can be assurance that such negotiations will result in any settlement of the loans or any modification of the terms of the loans.

On May 22, 2003, the Company restructured the DST Loans.  The restructuring involved (1) the acquisition of the loans secured by outlet centers located in Daleville, Indiana and Somerset, Pennsylvania (the “Daleville and Somerset Loans”) which had an aggregate principal balance of $13.2 million, excluding accrued interest and penalties, and (2) the reinstatement of the loan secured by an outlet center in Tulare, California (the “Tulare Loan”) for a total payment by the Company of $1.98 million.  The funds for this transaction were provided by a $2.0 million loan made on May 20, 2003 from an affiliate of Howard Amster, a director and significant shareholder of the Company.  On May 30, 2003 this loan was repaid in full in connection with the sale of the centers in Daleville, Indiana and Somerset, Pennsylvania for $1.98 million to an investment group including Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and Howard Amster. The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The investment group has hired the Company to manage and lease the two properties.  The leasing and management agreement provides that the Company receive 50% of the net profit from the subsequent sale of the centers after the owners receive a 12% annual return on their investment.  There can be no assurance that the Company will receive any funds from this type of transaction.  The operating results and gain on debt restructuring on the Daleville and Somerset Loans are included in Income from Discontinued Operations on the Company’s statements of operations.  The restructuring of the Tulare Loan resulted in the immediate foregiveness of $798,000 of accrued penalties and default interest.  Additional accrued interest of $448,000 was forgiven when the Company made the scheduled debt service payments through September 2003.

The Company is marketing for sale its property in Roseville, Michigan, which is net-leased to Petsmart, Inc. the 103,000 square foot strip building at the outlet center in Monroe, Michigan, and eight parcels of vacant.  Pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reclassified the real estate assets for these properties to Real Estate-Discontinued Operations on the balance sheet and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations. SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s previously reported net income or loss.

On June 13, 2003 the Company purchased controlling interest in two partnerships which own approximately 655 acres of land in Huntley, Illinois (“Huntley”) from affiliates of The Prime Group, Inc. (“Prime Group”).  This purchase was accounted for under the purchase method of accounting under which assets acquired and liabilities assumed were recorded at their relative fair values as of the date of the purchase.  The initial purchase price allocation estimates are preliminary and will be finalized upon obtaining additional information regarding the liabilities assumed at acquisition. Direct costs incurred for development activities at Huntley are capitalized to Land Held for Investment on the Company’s balance sheets, while indirect costs and holding costs are expensed in general and administrative expense on the statements of operations.  The Company had previously acquired a 3.25% net profits interest in Huntley in connection with a loan made to Retail Partners (as defined herein) in March 2003.  The value of this interest is included in Land Held for Investment on the balance sheets (see Note 5 to the Condensed Consolidated Financial Statements).  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.

On October 3, 2003, the Company commenced an offer for the purchase of all shares of its common stock held by persons owning 20 or fewer shares as of the close of business on September 26, 2003.  The Company will pay $5.00 for each share properly tendered by an eligible stockholder.  The offer is not conditioned on the receipt of any minimum number of tenders and will expire at 5:00 p.m., New York City time, on Wednesday, December 3, 2003, unless extended prior to that date.  If, after completion of the offer, the Company has fewer than 300 stockholders of record, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934 and become a non-reporting company and the common stock will no longer be eligible for trading on the Nasdaq market.

On November 4, 2003, the Company began restructuring the three GST Loans on which it had been in default (See Note 5).  The planned restructuring includes the payoff at a discount of the loans secured by the outlet centers in Sealy, Texas and Gretna, Nebraska and the reinstatement to current status of the loan secured by the outlet center in Traverse City, Michigan.  The loan secured by the outlet center in Sealy was repaid on November 4, 2003 and the loan secured by the outlet center in Gretna was repaid on November 6, 2003.  The reinstatement of the loan secured by the outlet center in Traverse City is expected to be completed by November 20, 2003. The restructuring of the GST Loans requires the payment of all current interest and principal on the Traverse City loan as of the date of its reinstatement together with additional payments totaling $4.0 million.

The repaid loans had an aggregate principal balance of approximately $18.0 million, excluding accrued interest and penalties, as of the dates of repayment.  The reinstatement to current status of the loan secured by the outlet center in Traverse City will result in the forgiveness of approximately $600,000 of accrued penalties and default interest.  The carrying amount and prospective effective interest rate on the loan secured by the center in Traverse City will be adjusted for the forgiven interest and penalties applicable to this property.

The funds to accomplish this restructuring were provided to the Company by an affiliate of Howard M. Amster, a Director and principle shareholder of the Company.  The Company sold a 49% interest in Gretna, Sealy, Traverse City Outlet Centers, L.L.C. (“GST”), the entity that owned the three outlet centers subject to the GST Loans, to an affiliate of Mr. Amster for $1.96 million.  An affiliate of Mr. Amster also made a $2.04 million loan to the Company.  The proceeds from this loan and the sale of the interests in GST are required to be used to complete the planned debt restructuring.  The loan bears interest at 8.0% and matures on August 3, 2004.

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

The net loss from continuing operations before minority interests increased $606,000 for the three months ended September 30, 2003 compared to the same period in the prior year.  The main components of this change were an increase in general and administrative expenses from the operation of Huntley and the additional indebtedness assumed in connection with the acquisition of Huntley in May 2003.

Total revenues increased $128,000 in the three months ended September 30, 2003, compared to the same period in the prior year.  The primary factors were increases in temporary tenant revenues, leasing services provided to managed properties and interest income.

Average occupancy for the three properties remaining in default on the JP Morgan Loans (the “GST Properties”) was 66.7% and 72.7% for the three month periods ended September 30, 2003 and 2002, respectively.  Total revenue for those properties was $690,000 and $803,000 for the three month periods ended September 30, 2003 and 2002, respectively.  Average occupancy for the Company’s six other outlet centers was 81.0% and 83.5% for the three month periods ended September 30, 2003 and 2002, respectively.  Total revenue for those properties was $3.5 million for both the three month periods ended September 30, 2003 and 2002.

Real estate tax expense increased $60,000 in the three months ended September 30, 2003 compared to the same period in the prior year mainly due to a refund received in 2002 of a portion of the 2000 and 2001 taxes at the outlet center located in Gretna, Nebraska.

Depreciation and amortization expense decreased $126,000 for the three months ended September 30, 2003 compared to the same period in the prior year, primarily due to reductions in the carrying values by impairment recorded in December 2002 to two of the GST Properties.

General and administrative expense increased $232,000 in the three months ended September 30, 2003 compared to the same period in the prior year mainly due to the additional indirect and holding costs incurred by Huntley, which was acquired in June 2003.

Interest expense increased $570,000 for the three months ended September 30, 2003 compared to the same period in the prior year.  The primary factor was the additional indebtedness assumed in connection with the acquisition of Huntley in May 2003 (see Note 5 to the Condensed Consolidated Financial Statements).

Income from discontinued operations increased $8.8 million for the three months ended September 30, 2003 compared to the same period in the prior year.  This line item on the Company’s statement of operations contains the revenue and expenses from the properties classified as discontinued operations on the Company’s balance sheets, or sold during the period, pursuant to SFAS 144 (see Note 2 to the Condensed Consolidated Financial Statements).  The increase is primarily related to a gain resulting from the sale of the power center and adjacent land located in Norton Shores, Michigan in August 2003 (see Note 8 to the Condensed Consolidated Financial Statements).

The weighted average minority interest percentage for the three months ended September 30, 2003 was 29.7% as compared to 15.2% in the three months ended September 30, 2002 due to the Company’s sale of 261,628 units in HGP LP, on March 13, 2003, to Howard Amster, a director and principal shareholder of HGPI.  These units can not be converted into shares of Common Stock of HGPI.

Net income for the three months ended September 30, 2003 was $6.7 million and $2.33 per share on a basic and diluted basis, respectively, and net loss for the three months ended September 30, 2002 was $1.9 million and $0.65 per share on a basic and diluted basis.

Average occupancy for the Company’s total operating portfolio for the three months ended September 30, 2003 was 76.5% compared to 80.0% for the three months ended September 30, 2002.  Occupancy of the Company’s total operating portfolio at September 30, 2003 and 2002 was 74.5% and 80.0%, respectively.

Comparison of the Nine Months ended September 30, 2003 to the Nine Months Ended September 30, 2002

The net loss from continuing operations before minority interests increased $481,000 for the nine months ended September 30, 2003 compared to the same period in the prior year.  The main components of the change were an increase in general and administrative expenses from the operation of Huntley and the additional indebtedness assumed in connection with the acquisition of Huntley in May 2003.

Total revenue increased $370,000 in the nine months ended September 30, 2003 compared to the same period in the prior year.  The primary factors were an increase in interest income from the loan made to Retail Partners and the Company’s 3.25% net profits interest received in Huntley and a lease termination fee received from a tenant.

Average occupancy for the GST Properties was 67.2% and 72.9% for the nine month periods ended September 30, 2003 and 2002, respectively.  Total revenue for those properties was $2.1 million and $2.4 million for the nine month periods ended September 30, 2003 and 2002, respectively.  Average occupancy for the Company’s other six outlet centers was 81.8% and 83.5% for the nine month periods ended September 30, 2003 and 2002, respectively.  Total revenue for those properties was $10.4 million and $10.2 million for the nine month periods ended September 30, 2003 and 2002, respectively

Land lease and other expense increased $94,000 for the nine months ended September 30, 2003 compared to the same period in the prior year.  This decrease was primarily the result of an increase in the Company’s contribution to marketing expense for the properties offset by a decrease in land lease expense as a result of the Company’s acquisition of land under its center in Laughlin Nevada.

Depreciation and amortization expense decreased $221,000 in the nine months ended September 30, 2003, compared to the same period in the prior year.  This decrease primarily resulted from reductions in the carrying values from impairment recorded in December 2002 to two of the GST Properties.

General and administrative expense increased $368,000 in the nine months ended September 30, 2003 compared to the same period in the prior year mainly as a result of additional indirect and holding costs incurred by Huntley, which was acquired in June 2003.

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

Income from discontinued operations increased $21.3 million for the nine months ended September 30, 2003 compared to the same period in the prior year.  This line item on the Company’s statement of operations contains the revenue and expenses from the properties classified as discontinued operations on the Company’s balance sheets, or sold during the period, pursuant to SFAS 144 (see Note 2 to the Condensed Consolidated Financial Statements).  The increase is primarily related to a gain resulting from the restructuring of the Daleville and Somerset Loans, the sale of the partnership that owns the outlet centers in Daleville, Indiana and Somerset, Pennsylvania and the gain resulting from the sale of the center and adjacent land located in Norton Shores, Michigan (see Notes 5 and 8 to the Condensed Consolidated Financial Statements).

The weighted average minority interest percentage for the nine months ended September 30, 2003 was 27.2% as compared to 15.1% in the nine months ended September 30, 2002 due to the Company’s sale of 261,628 units in HGP LP, on March 13, 2003, to Howard Amster, a director and principal shareholder of HGPI.  These units can not be converted into shares of Common Stock of HGPI.

Net income for the nine months ended September 30, 2003 was $16.1 million and $5.60 per share on a basic and diluted basis, respectively, and net loss for the nine months ended September 30, 2002 was $5.3 million and $1.85 per share on a basic and diluted basis.

Average occupancy for the Company’s total operating portfolio for the nine months ended September 30, 2003 was 77.2% compared to 80.1% for the nine months ended September 30, 2002.

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

The UBS Senior Loans mature July 11, 2009, require monthly principal payments based on a 25-year amortization schedule and bear interest at a fixed rate of 8.15%.  At September 30, 2003 and December 31, 2002, the balances totaled $21.7 million and $21.9 million, respectively.  These loans also require the monthly funding of escrow accounts for the payment of future debt service, real estate taxes, insurance, capital and tenant improvements and leasing commissions (See Note 2 to the Condensed Consolidated Financial Statements).  Funds in excess of those specified in the loan agreements are disbursed to the new entities at least monthly.

The UBS Mezzanine Loans mature July 11, 2005 and may be prepaid without penalty after July 11, 2004.  These loans require monthly payments based on a three-year amortization schedule and bear interest at a fixed rate of 17.0%.  At September 30, 2003 and December 31, 2002, the balances totaled $2.4 million and $3.1 million, respectively.

Beal Bank provided two loans initially totaling $7.0 million (the “Beal Bank Loans”) and consisted of (i) a $3.0 million loan secured by vacant land located in Norton Shores, Michigan and Fruitport Township, Michigan (the “Beal Bank Loan I”), and (ii) a $4.0 million loan secured by the outlet center in Monroe, Michigan (the “Beal Bank Loan II”).  These loans are cross-collateralized and are recourse to the Company.  The Beal Bank Loans mature July 10, 2005.  Principal payments of up to $2.0 million are permitted without penalty at any time and the loans may be prepaid in whole or in part without penalty after July 10, 2004.  In connection with the Company’s sale of the vacant land in Norton Shores, Michigan in August 2003, $1.0 million was repaid on each of the Beal Bank Loans and the Beal Bank Loans were cross defaulted with the Huntley Beal Loan.  The Company also granted a second mortgage on Huntley to Beal Bank as security for the Beal Bank Loans.  In addition, the Company granted Beal Bank a first priority pledge and security interest in the net proceeds resulting from the sale of the partnerships that own the outlet center located in Laughlin, Nevada. The balance of the Beal Bank Loan I was $2.0 million and Beal Bank Loan II was $3.0 million at September 30, 2003.

The Beal Bank Loans require monthly payments of interest only at rates of (i) the greater of the Wall Street Journal Prime Rate plus 4.5% or 12.0% for the Beal Bank Loan I and (ii) the greater of the Wall Street Journal Prime Rate plus 2.5% or 9.9% for the Beal Bank Loan II, each of which adjusts monthly.

The Beal Bank Loan II is guaranteed by Prime Retail, Inc. up to a maximum amount of $4.0 million (the “Prime-Beal Guaranty”).  Mr. Skoien and Mr. Amster, Directors of the company, are members of the Board of Directors of Prime Retail.  The Prime-Beal Guaranty was released on August 19, 2003, pursuant to the agreement, when the total outstanding balance of the Beal Bank Loans was reduced to $5.0 million.  The Company was obligated to make quarterly payments of $15,000 to Prime Retail, Inc. as long as this guaranty was in effect.

As of September 30, 2003, the Company was in default with respect to the obligations of one pool of loans originated by JP Morgan in July 1999 which is collateralized by three properties in Gretna, Nebraska, Sealy, Texas and Traverse City, Michigan (the “GST Properties” and the “GST Loans”) with an aggregate principal balance of $22.9 million and $23.0 million at September 30, 2003 and December 31, 2002, respectively (excluding accrued interest and penalties).  The defaults are the result of the Company’s failure to pay in full the amounts due under the loans commencing with the payment due October 1, 2001.  Each loan is secured by a group of three properties.  The loans are non-recourse to HGPI, subject to limited customary exceptions (see Note 5 to the Condensed Consolidated Financial Statements).

On November 4, 2003, the Company began restructuring the three GST Loans on which it had been in default (See Note 5).  The planned restructuring includes the payoff at a discount of the loans secured by the outlet centers in Sealy, Texas and Gretna, Nebraska and the reinstatement to current status of the loan secured by the outlet center in Traverse City, Michigan.  The loan secured by the outlet center in Sealy was repaid on November 4, 2003 and the loan secured by the outlet center in Gretna was repaid on November 6, 2003.  The reinstatement of the loan secured by the outlet center in Traverse City is expected to be completed by November 20, 2003. The restructuring of the GST Loans requires the payment of all current interest and principal on the Traverse City loan as of the date of its reinstatement together with additional payments totaling $4.0 million.

The repaid loans had an aggregate principal balance of approximately $18.0 million, excluding accrued interest and penalties, as of the dates of repayment.  The reinstatement to current status of the loan secured by the outlet center in Traverse City will result in the forgiveness of approximately $600,000 of accrued penalties and default interest.  The carrying amount and prospective effective interest rate on the loan secured by the center in Traverse City will be adjusted for the forgiven interest and penalties applicable to this property.

The funds to accomplish this restructuring were provided to the Company by an affiliate of Howard M. Amster, a Director and principle shareholder of the Company.  The Company sold a 49% interest in Gretna, Sealy, Traverse City Outlet Centers, L.L.C. (“GST”), the entity that owned the three outlet centers subject to the GST Loans, to an affiliate of Mr. Amster for $1.96 million.  An affiliate of Mr. Amster also made a $2.04 million loan to the Company.  The proceeds from this loan and the sale of the interests in GST are required to be used to complete the planned debt restructuring.  The loan bears interest at 8.0% and matures on August 3, 2004.

The Company had previously been in default on a second pool of loans originated by JP Morgan which was secured by properties in Daleville, Indiana, Somerset, Pennsylvania and Tulare, California (the “DST Loans”).  On May 22, 2003, the Company restructured the DST Loans.  The restructuring involved (1) the acquisition of the two loans secured by outlet centers in Daleville, Indiana and Somerset, Pennsylvania (the “Daleville and Somerset Loans”) which had an aggregate principal balance of $13.2 million, excluding accrued interest and penalties, and (2) the reinstatement of the loan secured by an outlet center in Tulare, California (the “Tulare Loan”) for a total payment by the Company of $1.98 million.  The funds for this transaction were provided by a $2.0 million loan made on May 20, 2003, from an affiliate of Howard Amster, a director and significant shareholder of the Company.  On May 30, 2003, this loan was repaid in full in connection with the sale of the centers in Daleville, Indiana and Somerset, Pennsylvania to an investment group which includes Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company and Howard Amster.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.  The restructuring of the Tulare Loan resulted in the immediate foregiveness of $798,000 of accrued penalties and default interest.  Additional accrued interest of $448,000 was forgiven when the Company made the scheduled debt service payments through September 2003.  Pursuant to FASB Statement No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the carrying amount and prospective effective interest rate on the Tulare Loan was adjusted for the $1.2 million of forgiven interest and penalties applicable to this property.  At September 30, 2003, the Tulare Loan had an outstanding principal balance of $8.9 million and an unamortized restructuring adjustment of $1.2 million which will be amortized as a reduction of future interest expense under the restructured loan.  The gain on debt restructuring related to the Daleville and Somerset Loans of $14.4 million is included in Income from Discontinued Operations on the statement of operations because these two properties were sold on May 30, 2003 (see Note 8 to the Condensed Consolidated Financial Statements).

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

The JP Morgan Loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements which totaled $269,000 at September 30, 2003.  The Company continues to manage the properties pursuant to management agreements which are subject to cancellation by the servicers of the loans with respect to the loans which remain in default.  Company receives fees of approximately $12,000 per month for such services.

The declining results of operations resulting in the inability to service the JP Morgan Loans was judged to represent an indicator of possible impairment in the value of the collateral properties.  The Company estimated the current value of the six centers that collateralized the loans and concluded that the carrying value of four of the centers exceeded the fair values of those centers.  Accordingly, the results of operations for 2001 include a provision for asset impairment of $18.0 million, including $9.2 million related to properties, which are included in Income from Discontinued Operations, representing a write-down of the carrying values of the assets to their estimated fair value.  Based on continuing negotiations with the lender and additional declines in occupancy and revenues, the Company recorded an additional provision for asset impairment of $17.0 million in the fourth quarter of 2002, including $8.9 million related to properties which are included in Income from Discontinued Operations, to further reduce the carrying value of the same four properties.  The aggregate carrying value of the real estate of the properties collateralizing the GST Loans was approximately $9.9 million at September 30, 2003.  The current outstanding loan balances totaled $22.9 million, plus accrued interest and penalties totaling $4.7 million.  If the lender were to foreclose on the GST Properties in full satisfaction of the loans, the Company would record a gain for the difference between the carrying value of the properties and related net assets and the outstanding loan balances and related liabilities.  The estimation of the fair value of the centers which secured the GST Loans involved estimates by management with respect to future cash flows, market conditions and valuations applicable to such properties.  Future events could occur which would cause the Company to conclude that the carrying values of the Company’s properties may need to be further adjusted.

The mortgage loan secured by the Company’s outlet center in Holland, Michigan was made by Republic Bank.  The $3.5 million loan matures in July 2006, requires monthly debt service payments of $30,000 based on a 20-year amortization schedule, and bears interest at a fixed rate of 8.21%.  The principal balance on this loan was $3.3 million and $3.4 million at September 30, 2003 and December 31, 2002, respectively. This loan requires the monthly funding of an escrow account for the payment of real estate taxes which had a balance of $57,000 at September 30, 2003.  Beginning in July 2004, the loan requires that the cash flow from the property be at least 130 percent of the debt service on the loan.  In the event that the cash flow is less than that amount, the Company may make principal payments to reduce the outstanding balance of the loan to an amount which reduces debt service to a level which is in compliance with this requirement.

On August 19, 2003, the Company sold its power center and several acres of adjacent vacant land located in Norton Shores, Michigan.  The power center had been security for a $16.0 million loan provided by Greenwich Capital Financial Products, Inc. (“Greenwich”), in July 2001.  This loan was assumed by the purchaser.  The non-recourse loan was for a term of ten years, required monthly payments based on a 30-year amortization schedule and bore interest at a fixed rate of 7.647%.  The outstanding balance of this loan was $15.7 million at August 19, 2003 and $15.8 million at December 31, 2002 (See Note 8 to the Condensed Consolidated Financial Statements).

On August 19, 2003, the Company refinanced its corporate office building in Norton Shores, Michigan with a $2.25 million loan from UBS Real Estate Investments Inc. (“UBS” and the “UBS Office Loan”).  The UBS Office Loan requires an officer of the Company to be personally liable for losses suffered by UBS for environmental damages and the results of certain actions prohibited under the UBS Office Loan documents.  Gary J. Skoien personally indemnified UBS for such losses and damages.  The Company agreed to indemnify Mr. Skoien for any amounts paid under the UBS indemnification and to pay Mr. Skoien an annual fee of $30,000 related to such indemnification until the loan is repaid (or Mr. Skoien is otherwise released from the UBS indemnification obligations).  The outstanding balance of this loan was $2.2 million at September 30, 2003.  The loan is for a term of ten years, requires monthly principal payments based on a 30-year amortization schedule and bears interest at a fixed rate of 6.89%.

The Company owns a property in Roseville, Michigan, which is net-leased to Petsmart, Inc. and is subject to a mortgage with a principal balance of $3.1 million and $3.2 million at September 30, 2003 and December 31, 2002, respectively.  The rent payable under the lease is equal to the debt service due under the loan secured by the property (the “Petsmart Loan”).  The Petsmart Loan matures on January 8, 2008, bears interest at a fixed rate of 8.77% and requires the monthly payment of principal computed on a 25-year schedule.  The loan is non-recourse to HGPI.  The Company is marketing this property for sale and thus, pursuant to SFAS 144, its real estate assets are listed as Real Estate-Discontinued Operations on the Company’s balance sheets and its revenues and expenses are included in Income from Discontinued Operations on the Company’s statements of operations.

The Company is the obligor on a $2.0 million unsecured promissory note incurred in connection with the acquisition of the land underlying its center in Laughlin, Nevada.  The note matures in June 2012, bears interest at a rate of 2.0% above the weighted average cost of funds index for the Eleventh District Savings Institutions, adjusted annually and requires monthly amortization based on a 10 year schedule.  The interest rate payable on the loan was 5.074% through February 28, 2003 and 4.375% through February 29, 2004.  The outstanding principal balance on this note was $1.7 million and $1.9 million at September 30, 2003 and December 31, 2002, respectively.

Pursuant to the terms of the UBS Loans and the JP Morgan Loans, the Company is required to keep the properties in good general repair and to make capital improvements and repairs to certain of its outlet centers.  At September 30, 2003, there was approximately $1.0 million deposited in escrows with the loan servicers, which the Company believes is sufficient to fund its ongoing capital requirements.  Any additional capital improvements are expected to be funded with additional borrowings, existing cash balances or cash flow from operations.

On April 24, 2003, the Company closed on a $3.1 million loan for the construction of Phase II of its outlet center in Tulare, California (the “Tulare II Loan”).  The loan will convert into a permanent loan maturing in August 2009 upon completion of the retail expansion.  The loan is secured by a first mortgage on the land and improvements and will bear interest at the greater of LIBOR plus 300 basis points or 5.5%.  The outstanding principal balance on the Tulare II Loan was $2.1 million at September 30, 2003.  The loan was made by Amster Trading Company Charitable Remainder Unitrust dated March 10, 2003, an affiliate of Howard Amster, a Director and principal shareholder of HGPI.  The independent directors of the Company approved this transaction and the Company believes this transaction reflects market terms.

On June 12, 2003 the Company borrowed $9.1 million from Amster Trading Company, an affiliate of Howard Amster, a director and significant shareholder of the Company (the “Huntley Amster Loan”) which funded the purchase of Huntley from Prime Group and its affiliates.  The Huntley Amster Loan bears interest at a rate of 11.0% per annum, payable monthly, and matures on June 12, 2004, with the option for a one-year extension.  A one percent (1.0%) origination fee was paid to Amster Trading Company.  The Huntley Amster Loan may not be prepaid in whole or in part prior to September 1, 2003 and thereafter requires a prepayment fee according to the following schedule:

Payment made during the period:	Prepayment Fee
October 1, 2003 to October 31, 2003	2.0%
November 1, 2003 to January 31, 2004	1.0%
After January 31, 2004	None

The Huntley Amster Loan is guaranteed by HGPI and HGP LP and is secured by a pledge of the partnership interests in the partnerships which own Huntley, subject to any required lender consents.

In connection with the Company’s acquisition of Huntley, the Company assumed a $10.7 million loan secured by Huntley provided by Beal Bank with a principal balance of $10.7 million at September 30, 2003 (the “Huntley Beal Loan”).  This loan requires monthly payments of interest at a rate equal to the greater of (i) the Wall Street Journal Prime Rate plus four percent (4%) or (ii) twelve percent (12%) per annum.  The Huntley Beal Loan may only be prepaid, prior to maturity, from the net proceeds from the sale of all or any portion of the collateral land.  Beal Bank must approve any collateral land sales in writing and may grant or withhold such consent in their sole discretion.  The loan matures on October 31, 2004, and allows for a one-year extension upon the satisfaction of certain customary conditions.  The Huntley Beal Loan is guaranteed by HGPI.  In connection with the sale of the power center in Norton Shores, Michigan, Beal Bank granted the Company an option to extend the maturity of the Huntley Beal Loan until October 31, 2005.  The Company agreed to cross default the Beal Bank Loans and the Huntley Beal Loan.  The Company also granted a second mortgage on Huntley to Beal Bank as security for the Beal Bank Loans.  In addition, the Company granted Beal Bank a first priority pledge and security interest in the net proceeds resulting from the sale of the partnerships that own the outlet center located in Laughlin, Nevada.  The Company deposited $3.0 million of the net proceeds from the sale of the power center in Norton Shores, Michigan in a cash collateral account for the benefit of Beal Bank of which $750,000 may be used to pay interest on the Huntley Beal Loan and the balance of which may be used to pay costs incurred by the Company in designing and constructing improvements at Huntley.

Pursuant to the terms of the Amended and Restated Agreement and Assignment of Net Profits Interest dated October 27, 1999, as later amended (the “Beal Net Profits Agreement”), Beal Bank has a 35% interest in the Net Profits of the partnerships which own Huntley, subject to certain preferences in their distribution.  The Beal Net Profits Agreement was granted in connection with a prior loan made by Beal Bank to Huntley.  Net cash generated by Huntley is to be distributed in the following order:  first to the owners of Huntley in the amount of the Approved Contributions (which total approximately $12.1 million at September 30, 2003 and from which the Huntley Beal Loan is required to be repaid), second to Beal Bank for the Beal Account (which had a balance of approximately $6.6 million at September 30, 2003), third to Huntley for its account (which had a balance of approximately $12.3 million at September 30, 2003) and thereafter, 35% to Beal Bank and 65% to Huntley.  The Approved Contributions include operating and development expenditures funded for Huntley (excluding interest on the Huntley Beal Loan).  For purposes of determining distribution preferences under the Beal Net Profits Agreement, the Approved Contributions, the Huntley account and the Beal Account accrue interest per the terms of the Beal Net Profits Agreement.  On the maturity date of the Huntley Beal Loan, Huntley is required to pay Beal Bank the fair market value of Beal Bank’s Net Profits interest.  Pursuant to purchase accounting requirements, the Company has recorded an estimated liability for the Beal Net Profits Agreement in the amount of $9.1 million, reflecting the estimated value of the Beal Bank Net Profits interest liability.  Such estimate is subject to change.  Some of the factors that could cause a significant revision to the estimate include changes in zoning and changes in the market demand for real estate in the area.  The Beal Bank net profits interest has been included in Participation Interests and Other Liabilities on the Company’s balance sheets.  Certain affiliates of Prime have continuing guarantees related to the Beal Net Profits Agreement.  The Company has idemnified such guarantors against any liability in connection with their guarantees.  Capitalized terms in this paragraph which are not defined herein shall have the meanings given such terms in the Beal Net Profits Agreement, as amended.

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

The source of repayment for the TIF Bonds is (a) 100% of the increase in real estate taxes on the land in the TIF District above the taxes in place when the TIF District was created, and (b) one-half of the Village’s one percent (1%) sales tax collected on retail sales occurring within the TIF District.  The TIF District contains approximately 900 acres of land owned or previously owned by Huntley.  Debt service reserve funds were initially established with $700,000 for the Series A bonds and $3.09 million for the Series B bonds as security for the payment of principal and interest on the TIF Bonds.  To the extent the reserve funds are not needed to service the bonds, they will be returned to Huntley.  These funds are held in interest bearing accounts under the control of the trustee and totaled approximately $3.6 million at September 30, 2003.  There can be no assurance that these funds will be returned to Huntley and, therefore, they are not reflected on the balance sheets of the Company.  The TIF Bonds are not obligations of the Company and are not reflected on the Company’s balance sheet.

As additional security for the Series B bonds, Huntley granted a mortgage to U.S. Bank Trust National Association (“US Bank”), as trustee for the holders of the Series B bonds, covering approximately 131 acres of land (the “US Bank Mortgage”).  Upon the sale of any parcel of land subject to the US Bank Mortgage, such parcel will be released from the US Bank Mortgage provided that Huntley deposits into a collateral account (the “US Bank Collateral Account”) an amount equal to the greater of (i) 50% of the July 1997 appraised value of such parcel or (ii) an amount per square foot of the parcel sold as set forth in Exhibit B to the Amended and Restated Intercreditor Agreement.  Amounts deposited into the US Bank Collateral Account are released to Huntley upon the issuance of a certificate of occupancy for the subject land parcel.  The balance in the US Bank Collateral Account was approximately $1.5 million at September 30, 2003 and is included in Restricted Cash on the Company’s balance sheets (see Note 2 to the Condensed Consolidated Financial Statements).  Based on a third-party review of the current incremental real estate and sales tax revenue and the available debt service reserve funds, the Company believes that there are sufficient funds to make the scheduled debt service payments on the Series A and B bonds.  Further, Huntley has continuing legal obligation related to the proceeds received from the TIF Bonds and thus, no liability has been recognized related to this mortgage.

The independent directors of the Company approved the acquisition of Huntley and the assumption of the related net profits interest liabilities and the Company believes that the transaction reflects market terms.

On March 14, 2003, the Company made a secured loan to Retail Partners Limited Partnership and Retail Partners, Inc. (collectively “Retail Partners”).  The loan is for a term of 14 months and bears interest at the rate of 5.0%, payable at maturity.  The principal balance on the loan was $500,000 at September 30, 2003.  The Company received a 3.25% net profits interest in a real estate development owned by Huntley Development LP and Huntley Meadow Residential Venture (collectively “Huntley”) subject to the current lender’s interest in distributions from Huntley.  The fair value of the profits interest has been preliminarily estimated at $350,000.  The value of this interest is included in Land Held for Investment.  Such value will be recognized over the term of the loan as an adjustment to the yield.  Prime Group owns Retail Partners and Gary J. Skoien, Chairman, Chief Executive Officer and President of the Company, is Executive Vice President and Chief Operating Officer of Prime Group and has a net profits interest in Huntley.  The independent directors of the Company approved this transaction as being at fair market conditions.

The Company expects to meet its short-term liquidity requirements generally through additional borrowings, working capital, cash flows from operations and the sale of real estate classified as Real Estate-Discontinued Operations on the Company’s balance sheets.  The Company expects to meet its long-term requirements, such as tenant allowances for new leases and capital improvements and expansions currently being considered at its center in Tulare, California, and on some of its vacant land, through the use of working capital and cash flows from operations and, if necessary and available, additional borrowings of long-term debt and the potential offering of equity securities in the private markets.  The Company’s ability to secure new loans is limited by the fact that virtually all of the Company’s real estate assets are currently pledged as collateral for its current loans.

Discontinued Operations

The Company is actively marketing the following assets for sale:  the single tenant building in Roseville, Michigan leased to Petsmart, Inc., the 103,000 square foot strip building at its outlet center in Monroe, Michigan and 8 parcels of vacant land totaling approximately 88 acres.  The net proceeds from the sale of these assets would be available for general corporate purposes, subject to certain restrictions and repayment obligations contained in the mortgage loans to which they are subject.  Pursuant to the requirements of SFAS 144, the Company has reclassified the real estate assets for these properties to Real Estate-Discontinued Operations on the balance sheets and reports the revenue and expenses from the properties as Income from Discontinued Operations on the statements of operations.  In addition, the outlet centers located in Daleville, Indiana and Somerset, Pennsylvania, which were sold in May 2003 and the power center located in Norton Shores, Michigan which was sold in August 2003, are also classified as discontinued operations.  SFAS 144 also requires that any prior period financial statements presented are also reclassified for comparability.  This reclassification has no effect on the Company’s reported net income or loss.

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

HORIZON GROUP PROPERTIES, INC.

Quantitative and Qualitative Disclosure of Market Risk

(unaudited)

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  The Company’s future earnings and cash flows may be affected by changes in market interest rates.  The fair value of the Company’s debt obligations may also be affected by future changes in market interest rates.  The primary market risk facing the Company is related to its long-term indebtedness, which bears interest at fixed and variable rates.  The Company seeks fixed rate non-recourse debt to manage market risk.  At September 30, 2003, fixed rate debt represented approximately 79.3% or $74.9 million of the Company’s debt.  Loans with a fixed rate of interest and level amortization schedules minimize interest rate risk related to cash flows and interest expense until the maturity of such loans.

At September 30, 2003, variable rate debt represented 20.7% or $19.5 million of the Company’s total debt.  At September 30, 2003, the average interest rate on variable rate debt was approximately 10.3%.  Certain of the Company’s variable rate loans are subject to minimum interest rates that, as of September 30, 2003, were in excess of the contractual variable rates.  The $2.0 million Beal Bank Loan I bears interest at the greater of the Wall Street Journal Prime Rate (the “Prime Rate”) plus 4.5% or 12.0%.  At September 30, 2003, the Prime Rate was 4.0%.  Thus, a 3.5% increase in the Prime Rate would not affect the interest payable on the Beal Bank I Loan.  The $3.0 million Beal Bank Loan II bears interest at the greater of the Prime Rate plus 2.5% or 9.9%.  Thus, a 3.4% increase in the Prime Rate would not affect the interest payable by the Company on the Beal Bank II Loan.  The $2.1 million Tulare Construction Loan bears interest at the greater of LIBOR plus 3.0% or 5.5%.  At September 30, 2003, LIBOR was 1.28%.  Thus, a 1.22% increase in LIBOR would not affect the interest payable by the Company on the Tulare Construction Loan.  The $10.7 million Huntley Beal Loan bears interest at the greater of the Prime Rate plus 4.0% or 12.0%.  Thus, a 4.0% increase in the Prime Rate would not affect the interest payable by the Company on this loan.

If market interest rates applicable to the Company’s variable rate debt were to increase by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans) would increase $17,000 annually.  The cash flows of the Company would decrease by $17,000 annually due to such increase in interest rates (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans).  The fair value of total debt outstanding (excluding the JP Morgan Loans, on which the Company is currently in default) would decrease by $1.8 million based on a 100 basis point increase in interest rates.

If market interest rates applicable to the Company’s variable rate debt were to decrease by 100 basis points, interest expense on the variable rate debt (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans) would decrease $17,000 annually.  The cash flows of the Company would increase by $17,000 annually due to such decrease in interest rates (taking into account the minimum interest rates applicable to certain of the Company’s variable rate loans).  The fair value of total debt outstanding (excluding the JP Morgan Loans on which the Company is currently in default) would increase by $1.9 million based on a 100 basis point decrease in interest rates.

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

HORIZON GROUP PROPERTIES, INC.

Controls and Procedures

(unaudited)

Item 4.  Controls and Procedures

Effective as of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

HORIZON GROUP PROPERTIES, INC.

Part II – Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities

On October 3, 2003, the Company commenced an offer for the purchase of all shares of its common stock held by persons owning 20 or fewer shares as of the close of business on September 26, 2003.  The Company will pay $5.00 for each share properly tendered by an eligible stockholder.  The offer is not conditioned on the receipt of any minimum number of tenders and will expire at 5:00 p.m., New York City time, on Wednesday, December 3, 2003, unless extended prior to that date.  If, after completion of the offer, the Company has fewer than 300 stockholders of record, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934 and become a non-reporting company and the common stock will no longer be eligible for trading on the Nasdaq market.

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

On November 4, 2003, the Company began restructuring the three GST Loans on which it had been in default (See Note 5).  The planned restructuring includes the payoff at a discount of the loans secured by the outlet centers in Sealy, Texas and Gretna, Nebraska and the reinstatement to current status of the loan secured by the outlet center in Traverse City, Michigan.  The loan secured by the outlet center in Sealy was repaid on November 4, 2003 and the loan secured by the outlet center in Gretna was repaid on November 6, 2003.  The reinstatement of the loan secured by the outlet center in Traverse City is expected to be completed by November 20, 2003.The restructuring of the GST Loans requires the payment of all current interest and principal on the Traverse City loan as of the date of its reinstatement together with additional payments totaling $4.0 million.

The repaid loans had an aggregate principal balance of approximately $18.0 million, excluding accrued interest and penalties, as of the dates of repayment.  The reinstatement to current status of the loan secured by the outlet center in Traverse City will result in the forgiveness of approximately $600,000 of accrued penalties and default interest.  The carrying amount and prospective effective interest rate on the loan secured by the center in Traverse City will be adjusted for the forgiven interest and penalties applicable to this property.

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

Exhibit 10.46	Reaffirmation of Guaranty dated as of July 31, 2001 by Horizon Group Properties, Inc. and Horizon Group Properties, LP (14)
Exhibit 10.47	Reaffirmation of Guaranty dated as of July 31, 2001 by Prime Retail, LP (14)
Exhibit 10.48	Pledge and Security Agreement dated as of July 31, 2001 by and among Horizon Group Properties, LP, Third HGI, LLC and CDC Mortgage Capital, Inc. (14)
Exhibit 10.49	Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, LP, Prime Retail, Inc., and Prime Retail, LP (14)
Exhibit 10.50	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 29, 2001. (15)
Exhibit 10.51	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated November 28, 2001. (15)
Exhibit 10.52	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated February 25, 2002. (15)
Exhibit 10.53	Amendment to Retention Letter between Andrew Pelmoter and the Company dated May 30, 2001. (15)
Exhibit 10.54

Promissory Note I dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of vacant land in Norton Shores, Michigan and Fruitport Township, Michigan.  (16)

Exhibit 10.55	Promissory Note II dated as of July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.56	Commercial Mortgage dated July 10, 2002 between Monroe Outlet Center LLC and Beal Bank, S.S.B. related to the financing of the outlet center in Monroe, Michigan. (16)
Exhibit 10.57	Guaranty Agreement dated July 10, 2002 in favor of Beal Bank, S.S.B. related to the Monroe Outlet Center LLC loans. (16)
Exhibit 10.58

Second Amended and Restated Guaranty and Indemnity Agreement dated July 11, 2002 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. related to the financing of the outlet center in Monroe, Michigan.  (16)

Exhibit 10.59

Loan Agreement dated as of July 11, 2002 by and among UBS Warburg Real Estate Investments, Inc., Laughlin Outlet Center LLC, Warrenton Outlet Center LLC and Medford Outlet Center LLC related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.60	Promissory Note dated July 11, 2002 between UBS Warburg Real Estate Investments, Inc. and Laughlin Outlet Center LLC related to the financing of the outlet center in Laughlin, Nevada. (16)
Exhibit 10.61

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the outlet center in Laughlin, Nevada.  (16)

Exhibit 10.62

Guarantor Deed of Trust, Assignment of Leases and Rents, Security Agreement and Guaranty dated as of July 11, 2002 between Laughlin Outlet Center LLC and Fidelity National Title Insurance Company for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton Missouri outlet centers.  (16)

Exhibit 10.63

Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.64	Cash Management Agreement dated as of July 11, 2002 among Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Wachovia Bank, National

Association, UBS Warburg Real Estate Investments Inc., and Horizon Group Properties, L.P. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.65

Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Outlet Center LLC, Medford Outlet Center LLC, Warrenton Outlet Center LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.66

Mezzanine Loan Document dated as of July 11, 2002 by and among Laughlin Holdings LLC, Medford Holdings LLC and Warrenton Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.67	Promissory Note dated July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center. (16)
Exhibit 10.68

Guaranty of Recourse Obligations dated as of July 11, 2002 by Horizon Group Properties, Inc. and Horizon Group Properties, L.P. for the benefit of UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.69

Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada outlet center.  (16)

Exhibit 10.70

Guarantor Pledge and Security Agreement dated as of July 11, 2002 between Laughlin Holdings LLC and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.71

Subordinate Cash Management Agreement dated as of July 11, 2002 among Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Wachovia Bank, National Association and UBS Warburg Real Estate Investments Inc. related to the mezzanine financing of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.72

Environmental Indemnity Agreement dated as of July 11, 2002 by Laughlin Holdings LLC, Medford Holdings LLC, Warrenton Holdings LLC, Horizon Group Properties, Inc. and Horizon Group Properties, L.P. in favor of UBS Warburg Real Estate Investments Inc. related to the mezzanine financings of the Laughlin, Nevada, Medford, Minnesota and Warrenton, Missouri outlet centers.  (16)

Exhibit 10.73	Form of Horizon Group Properties, L.P. Common Unit Award Agreement. (18)
Exhibit 10.74	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated August 21, 2002 (18)
Exhibit 10.75	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties, Inc. dated December 23, 2002, regarding the sale of partnership units in Horizon Group Properties, L.P. (19)
Exhibit 10.76	Amendment No.1 to Amended and Restated Agreement of Limited Partnership of Horizon Group Properties, L.P. (20)
Exhibit 10.77	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated December 19, 2002 (21)
Exhibit 10.78	Letter Agreement between Pleasant Lake Apts., Ltd. and Horizon Group Properties, Inc. dated March 13, 2003, regarding the sale of partnership interests in Horizon Group Properties, L.P. (22)
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
Exhibit 10.91

Purchase Agreement dated as of May 31, 2003 by and among Horizon Group Properties, Inc., Daleville, Sommerset, Tulare Finance Company, Inc., Horizon Group Properties, L.P., Pleasant Lake Apts. Corp., Pleasant Lake Apts. Limited Partnership, Richard Bongorno, Gary Skoien and David Zlatin (26)

Exhibit 10.92

Partnership Interests Purchase Agreement dated as of June 13, 2003 among The Prime Group, Inc., Huntley Development Company, Prime/Huntley Meadows Residential, Inc., PGLP Holdings, L.L.C., Horizon Group Properties, Inc., Horizon Huntley Finance LLC and Horizon Huntley LLC (27)

Exhibit 10.93

Assignment and Assumption Agreement — Huntley Development Limited Partnership dated as of June 13, 2003 by and among The Prime Group, Inc., Huntley Development Company, Horizon Huntley LLC and Horizon Huntley Finance LLC (27)

Exhibit 10.94

Assignment and Assumption Agreement — Huntley Meadows Residential Venture dated as of June 13, 2003 by and among PGLP Holdings, L.L.C., Prime/Huntley Meadows Residential, Inc., Horizon Huntley LLC and Horizon Huntley Finance LLC (27)

Exhibit 10.95

Indemnification and Guaranty Agreement dated as of June 13, 2003 by Horizon Huntley Finance LLC, Horizon Huntley LLC, and Horizon Group Properties, Inc. in favor of The Prime Group, Inc., Prime Group Limited Partnership, Prime Group II, L.P., Prime Group III, L.P., and Michael W. Reschke (27)

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

Exhibit 10.108	Promissory Note dated June 12, 2003 between Horizon Huntley LLC and Amster Trading Company (27)
Exhibit 10.109	Horizon Group Properties, Inc. Unaudited Condensed Consolidated Balance Sheet as of May 31, 2003 (28)
Exhibit 10.110	Letter Agreement dated June 11, 2003 between The Prime Group, Inc. and Gary J. Skoien regarding Mr. Skoien’s Net Profits Interest in Huntley (29)
Exhibit 10.111	Agreement of Purchase and Sale dated April 18, 2003 by and between Lakeshore Marketplace, LLC, Monroe Outlet Center, LLC and Ramco-Gershenson Properties, L.P. (30)
Exhibit 10.112	Amendment to Agreement of Purchase and Sale dated June 3, 2003 by and between Lakeshore Marketplace, LLC, Monroe Outlet Center, LLC and Ramco-Gershenson Properties, L.P. (30)
Exhibit 10.113

Consent and Assumption Agreement dated as of August 19, 2003 by and among Lakeshore Marketplace, LLC, Ramco Lakeshore LLC, Lakeshore Marketplace Finance Company, Inc., Horizon Group Properties, L.P., Horizon Group Properties, Inc., Ramco-Gershenson Properties, L.P. and Wells Fargo Bank Minnesota, N.A. (30)

Exhibit 10.114	First Modification Agreement dated August 19, 2003 by and among Monroe Outlet Center, LLC, Horizon Group Properties, Inc., Horizon Group Properties, L.P. and Beal Bank, S.S.B. (30)
Exhibit 10.115	Fifth Modification Agreement dated August 19, 2003 by and among Huntley Development Limited Partnership, Horizon Group Properties, Inc., and Beal Bank, S.S.B. (30)
Exhibit 10.116	Mortgage, Security Agreement, and Assignment of Leases and Rents dated August 19, 2003 by Huntley Development Limited Partnership to and in favor of Beal Bank, S.S.B. (30)
Exhibit 10.117	Assignment of Account and Security Agreement dated August 19, 2003 by and among Beal Bank, S.S.B., Monroe Outlet Center, LLC and Huntley Development Limited Partnership (30)
Exhibit 10.118	Pledge of Proceeds and Security Agreement dated August 19, 2003 by and between Horizon Group Properties, L.P. and Beal Bank, S.S.B. (30)
Exhibit 10.119	Letter Agreement dated November 3, 2003 between Horizon Group Properties, L.P. and Pleasant Lake Apts. Limited Partnership (32)

Exhibit 10.120	Promissory Note dated as of November 3, 2003 by Horizon Group Properties, L.P. to the order of Pleasant Lake Apts. Limited Partnership (32)
Exhibit 10.121	Guaranty of Payment dated as of November 3, 2003 by Horizon Group Properties, Inc. to and for the benefit of Pleasant Lake Apts. Limited Partnership (32)
Exhibit 10.122	Second Amendment to Employment Agreement between Horizon Group Properties, Inc. and Gary J. Skoien dated as of August 19, 2003
Exhibit 10.123	Amendment to Retention Letter between Thomas R. Rumptz and the Company dated September 17, 2003
Exhibit 10.124	Indemnification and Fee Agreement (UBS Loan) dated as of September 3, 2003 between Horizon Group Properties, Inc. and Gary J. Skoien
Exhibit 21	Subsidiaries of the Company
Exhibit 31.1	Certification of Gary J. Skoien, Chairman, Chief Executive Officer and President of Horizon Group Properties, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended
Exhibit 31.2	Certification of David R. Tinkham, Chief Financial Officer of Horizon Group Properties, Inc., pursuant to 13a-14(a) under the Securities Exchange Act of 1934 as amended
Exhibit 32.1

Certification of Gary J. Skoien, Chairman, Chief Executive Officer and President of Horizon Group Properties, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of David R. Tinkham, Chief Financial Officer of Horizon Group Properties, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.4	Press release issued by the Company on August 20, 2003 announcing the sale of the power center and adjacent land in Norton Shores, Michigan (29)
Exhibit 99.5	Press release issued by the Company on November 4, 2003 announcing the restructuring of three loans which had been in default since October 2001 (31)
Exhibit 99.10	Updated financial information on the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (30)

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

(17)         Incorporated by reference to the Company’s Form 10-Q dated as of August 14, 2002 (Commission file no. 0-24123)

(18)         Incorporated by reference to the Company’s Form 10-Q dated as of November 14, 2002 (Commission file no. 0-24123)

(19)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 24, 2002 (Commission file no. 0-24123)

(20)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of December 27, 2002 (Commission file no. 0-24123)

(21)         Incorporated by reference to the Company’s Form 10-K dated as of March 31, 2003 (Commission file no. 0-24123)

(22)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of March 17, 2003 (Commission file no. 0-24123)

(23)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 3, 2003 (Commission file no. 0-24123)

(24)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 28, 2003 (Commission file no. 0-24123)

(25)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 30, 2003 (Commission file no. 0-24123)

(26)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 31, 2003 (Commission file no. 0-24123)

(27)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of June 30, 2003 (Commission file no. 0-24123)

(28)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of July 16, 2003 (Commission file no. 0-24123)

(29)   Incorporated by reference to the Company's Form 10-Q dated as of August 14, 2003 (Commission file no. 0-24123)

(30)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of August 29, 2003 (Commission file no. 0-24123)

(31)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of September 26, 2003 (Commission file no. 0-24123)

(32)         Incorporated by reference to the Company’s Current Report on Form 8-K dated as of November 3, 2003 (Commission file no. 0-24123)

(b)       Reports on Form 8-K

A Form 8-K was filed on July 16, 2003, regarding the Company’s publication of its unaudited condensed consolidated balance sheet as of May 31, 2003 in response to a request from the NASDAQ SmallCap Market.

A Form 8-K was filed on August 29, 2003, announcing the Company’s sale of the power center and adjacent vacant land located in Norton Shores, Michigan.

A Form 8-K was filed on September 26, 2003, updating the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

A Form 8-K was filed on November 7, 2003, regarding the Company’s press release announcing the restructuring of three loans which had been in default since October 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON GROUP PROPERTIES, INC.
Registrant

Date: November 14, 2003	By: /s/ Gary J. Skoien
Gary J. Skoien, President and
Chief Executive Officer

Date: November 14, 2003	By: /s/ David R. Tinkham
David R. Tinkham, Chief Accounting and Chief Financial Officer